Form 10-Q
period 2005-09-30
Virgin River Casino CORP; RBG, LLC; B & B B, Inc.
filed 2005-11-15
CIK 1319842, 1319845, 1319855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 333-123179

Virgin River Casino Corporation
RBG, LLC
B & B B, Inc.

(Exact Name of Registrant as Specified in its Charter)

NEVADA NEVADA NEVADA	88-0238611 86-0860535 88-0254007
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

897 West Mesquite Boulevard Mesquite, Nevada	89027
(Address of Principal Executive Offices)	(Zip Code)

(702)  346-4000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
Virgin River Casino Corporation Condensed Consolidated Financial Statements (unaudited)
Condensed Consolidated Balance Sheets-September 30, 2005 (unaudited) and December 31, 2004
Condensed Consolidated Statements of Operations (unaudited) For the Three Months and Nine Months Ended September 30, 2005 and 2004
Condensed Consolidated Statements of Cash Flows (unaudited) For the Nine Months Ended September 30, 2005 and 2004
Notes to Condensed Consolidated Financial Statements (unaudited)
RBG, LLC Condensed Consolidated Financial Statements (unaudited)
Condensed Consolidated Balance Sheets-September 30, 2005 (unaudited) and December 31, 2004
Condensed Consolidated Statements of Operations (unaudited) For the Three Months and Nine Months Ended September 30, 2005 and 2004
Condensed Consolidated Statements of Cash Flows (unaudited) For the Nine Months Ended September 30, 2005 and 2004
Notes to Condensed Consolidated Financial Statements (unaudited)
B & B B, Inc. (doing business as Virgin River Casino Hotel/Casino/Bingo) Condensed Financial Statements (unaudited)
Condensed Balance Sheets-September 30, 2005 and December 31, 2004
Condensed Statements of Operations (unaudited) For the Three Months and Nine Months Ended September 30, 2005 and 2004
Condensed Statements of Cash Flows (unaudited) For the Nine Months Ended September 30, 2005 and 2004
Notes to Condensed Financial Statements (unaudited)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
NONE
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Virgin River Casino Corporation

Condensed Consolidated Balance Sheets
September 30, 2005 and December 31, 2004

(in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,858	$11,114
Accounts receivable, net	673	809
Related party receivables	156	213
Related company receivables	99	1,250
Inventories	1,681	1,680
Property held for vacation interval sales	380	461
Prepaid expenses	3,486	2,911
Current portion of notes receivable	388	414
Total current assets	13,721	18,852
Property and equipment, net	121,244	114,142
Notes receivable, less current portion	2,209	2,487
Other assets	407	413
Deferred financing fees	8,451	9,173
Goodwill and other intangible assets, net	35,267	34,084
Total assets	$181,299	$179,151

Liabilities and Stockholder’s Deficit
Current liabilities:
Bank overdraft	$—	$1,480
Current portion of obligation under capital lease	5	18
Current portion of gaming equipment financing	2,006	582
Current portion of long-term debt	917	1,353
Accounts payable	2,991	3,271
Accrued liabilities	12,960	9,297
Related company payable	1,400	758
Total current liabilities	20,279	16,759
Gaming equipment financing, less current portion	3,891	189
Long-term debt, less current portion	170,106	165,588
Fair value of interest rate swaps	391	1,493
Commitments and contingencies
Minority interest	16,295	16,040
Stockholder’s deficit:
Common stock, no par value; authorized 2,500 shares, 100 shares issued and 88 shares outstanding	—	—
Additional paid-in capital	3,168	3,168
Deemed distribution	(21,102)	(20,672)
Accumulated deficit	(11,729)	(3,414)
Total stockholder’s deficit	(29,663)	(20,918)
Total liabilities and stockholder’s deficit	$181,299	$179,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virgin River Casino Corporation

Condensed Consolidated Statements of Operations (unaudited)
For the Three Months and Nine Months Ended September 30, 2005 and 2004

(in thousands)

	Three months ended		Nine Months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Revenues
Casino	$14,283	$13,770	$45,861	$43,207
Food and beverage	7,149	7,187	22,986	23,072
Hotel	4,744	4,138	15,563	14,695
Related company rental income	1,575	1,575	4,725	4,725
Other	3,471	4,073	14,303	15,769
Total revenues	31,222	30,743	103,438	101,468
Less—promotional allowances	(4,315)	(3,920)	(13,822)	(12,921)
Net revenues	26,907	26,823	89,616	88,547
Operating expenses:
Casino	7,712	7,020	22,730	21,564
Food and beverage	4,589	4,642	14,407	14,241
Hotel	1,617	1,902	5,039	5,555
Other	3,448	3,481	10,817	10,962
General and administrative	7,937	6,726	22,427	21,214
Depreciation and amortization	2,465	1,686	7,270	5,396
Loss on sale and disposal of assets	79	2	729	22
Total operating expenses	27,847	25,459	83,419	78,954
Operating (loss) income	(940)	1,364	6,197	9,593
Other income (expense):
Interest expense	(4,571)	(1,768)	(13,287)	(5,383)
Related party interest expense	—	(75)	—	(75)
Change in fair value of interest rate swaps	366	(336)	1,102	2,683
Other	(113)	—	(288)	—
(Loss) income before minority interest	(5,258)	(815)	(6,276)	6,818
Minority interest in loss (income) from RBG, LLC and Casablanca Resorts, LLC	248	635	(254)	(1,110)
Net (loss) income	$(5,010)	$(180)	$(6,530)	$5,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virgin River Casino Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30, 2005 and 2004

(in thousands)

	Nine months ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net (loss) income	$(6,530)	$5,708
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,270	5,396
Minority interest in income from RBG, LLC and Casablanca Resorts, LLC	254	1,110
Change in fair value of interest rate swaps	(1,102)	(2,683)
Loss on sale and disposal of assets	729	22
Amortization of deferred financing fees	1,030	207
Accretion of senior subordinated notes	3,721	—
Interest expense on gaming equipment financing	232	—
Cost of vacation intervals sales	81	348
Change in operating assets and liabilities:
Accounts, related company and related party receivables, net	1,395	654
Inventories	(1)	123
Prepaid expenses	(575)	(481)
Accounts payable and accrued liabilities	3,019	1,627
Net cash provided by operating activities	9,523	12,031

Cash flows from investing activities:
Proceeds received from sale of assets	145	6
Capital expenditures	(9,197)	(1,774)
Purchase price adjustment	(1,218)	—
Decrease in notes receivable	304	118
Net cash used in investing activities	(9,966)	(1,650)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,666	2,284
Decrease in bank overdraft	(1,480)	(1,264)
Payment of long-term debt	(1,306)	(11,255)
Payment on gaming equipment financing	(619)	(587)
Payment of obligations under capital lease	(13)	(22)
Payment of financing fees	(307)	—
Change in other assets	29	(37)
Tax distributions paid	(1,783)	(880)
Capital contributions	—	27
Net cash used in financing activities	(3,813)	(11,734)
Net decrease in cash and cash equivalents	(4,256)	(1,353)
Cash and cash equivalents at beginning of year	11,114	8,884
Cash and cash equivalents at end of period	$6,858	$7,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virgin River Casino Corporation

Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
For the Nine Months Ended September 30, 2005 and 2004

(in thousands)

	Nine months ended
	September 30, 2005	September 30, 2004

Supplemental cash flow disclosure:

Cash paid for interest	$5,889	$4,872

Acquisition of assets with gaming equipment financing	$5,202	$385

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2005

1.             Basis of Presentation and Background

The accompanying are the condensed consolidated financial statements of Virgin River Casino Corporation, which includes the accounts of RBG, LLC (doing business as CasaBlanca Resort/Casino/Golf/Spa) and its wholly owned subsidiary Casablanca Resorts, LLC (doing business as Oasis Resort & Casino) (collectively the “Company”). Virgin River Casino Corporation (“VRCC”) owned 61.54% of RBG, LLC (“RBG”) and Casablanca Resorts, LLC (“Resorts LLC”) prior to December 20, 2004. Four siblings owned 100% of the shares of VRCC and owned 8.47% of the membership interests in RBG individually. Those same four siblings also owned 93.28% of B&BB, Inc. (doing business as Virgin River Hotel/Casino/Bingo) (“B&BB”). The Company and B&BB are collectively referred to as the Companies. The Companies are operated under common management.  Significant intercompany items and transactions of the Company have been eliminated.

On December 20, 2004, the Companies entered into a series of transactions whereby they issued $125.0 million aggregate principal amount of Senior Secured Notes due 2012 and $66.0 million aggregate principal amount at maturity ($39.9 million in gross proceeds) of Senior Subordinated Notes due 2013, and received a $16.0 million equity contribution from Mr. Black and R. Black, Inc. The Companies used the proceeds from the above offering to purchase the interests held by certain affiliated and unaffiliated shareholders (collectively known as the “Buyout”) for $101.4 million pursuant to the Agreement for Purchase and Sale or Redemption of Equity Interests (“Agreement for Purchase of Equity Interests”) between James A. Black Gaming Properties Trust, Gary W. Black Gaming Properties Trust, Michael T. Black Gaming Properties Trust, Jorco, Inc., Marcus A. Hall, James Ritchie and Barry Moore as Sellers and Robert R. Black, VRCC, and B&BB as Purchasers (see Note 3).  As a result of the Buyout, Mr. Black obtained the remaining 80.97% interest in B&BB and 75.0% interest in VRCC. VRCC along with R. Black, Inc. obtained 32.69% of the membership interest in RBG that was being purchased. The remaining proceeds were utilized to repay $64.0 million owed under the Credit Agreement and the $2.0 million promissory note payable to a selling shareholder. Five days prior to the Buyout, RBG terminated the lease with MDW (see Note 6) and the Companies disposed of certain assets. As a result of these transactions, Mr. Black and R. Black, Inc. control VRCC, RBG and B&BB. In addition, VRCC, RBG and B&BB are co-issuers on the Companies’ Senior Secured and Senior Subordinated Notes and all three entities are jointly managed and share resources (see Note 4).

Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements for the three and nine-month periods ended September 30, 2005 and September 30, 2004 are unaudited.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for such periods, have been included.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004 included in its registration statement on Form S-4/A filed September 22, 2005.  The results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other period.

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2.             Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Land	$30,636	$30,630
Buildings	68,450	65,588
Land and leasehold improvements	21,792	21,566
Furniture, fixtures and equipment	39,592	31,420
Construction in progress	1,008	397
	161,478	149,601
Less—accumulated depreciation and amortization	(40,234)	(35,459)
Property and equipment, net	$121,244	$114,142

3.             Purchase of Equity Interests

On December 20, 2004, pursuant to the Agreement for Purchase of Equity Interests described in Note 1, Mr. Black and R. Black, Inc. acquired certain interests in B&BB, VRCC and RBG for $101.4 million. In addition, the Companies incurred approximately $10.3 million in capitalized deferred financing fees, $9.0 million of which is recorded in the accompanying consolidated balance sheet, related to the issuance of the Notes as well as $274,000 in costs associated with the Agreement for Purchase of Equity Interests which were charged to equity in the accompanying consolidated balance sheet. Management valued the assets acquired in the transaction as follows.  Current assets and liabilities were recorded at book value, which approximated their estimated market values at the date of acquisition.  Land, buildings and building improvements were valued based upon comparable values of recent sales in the Mesquite, Nevada market and 3rd party market valuations of comparable assets in Mesquite, Nevada.  For equipment, management recorded these assets at book value, which was deemed to be fair value, considering the relative age and working condition of the equipment.  Intangible assets, representing the Companies’ customer list and slot club program, were recorded at fair value, which was calculated based upon comparable customer lists and slot programs with other casinos operating in the Las Vegas and surrounding market.  In accordance with the provisions of SFAS No. 141, the remainder of the purchase price was allocated to goodwill. Management believes that the goodwill arose from the Companies’ dominance in and the growing Mesquite, Nevada market, the value of the existing workforce and the existing accounting and operating infrastructure.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by the Companies at the date of acquisition. The purchase price allocation is in process and will be completed within one year of the acquisition; thus, the allocation of the purchase price is subject to refinement.

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

3.             Purchase of Equity Interests (continued)

At December 20, 2004

Current assets	$15,600
Property and equipment	100,200
Other non-current assets	3,300
Intangibles	4,600
Goodwill	43,000
Total assets acquired	166,700

Current liabilities	12,800
Long-term liabilities	1,200
Long-term debt assumed	53,300
Total liabilities assumed	67,300

Net assets acquired	$99,400

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the Company at the date of acquisition.

At December 20, 2004

Current assets	$10,000
Property and equipment	100,200
Other non-current assets	3,300
Intangibles	2,300
Goodwill	31,800
Total assets acquired	147,600
Current liabilities	10,200
Long-term liabilities	1,200
Long-term debt assumed	53,200
Total liabilities assumed	64,600

Net assets acquired	$83,000

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.             Long-term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	$125,000	$125,000
12 ¾% senior subordinated notes, non-cash interest will accrue at an annual rate of 12 ¾% in the form of increase accreted value until January 15, 2009. Beginning January 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	43,788	40,068
Revolving credit facility totaling $15 million with Wells Fargo Foothill, at a margin above prime or LIBOR, as defined; collateralized by substantially all real and personal property, leases, intangibles and other interests of the Companies as defined.	1,277	—
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $37 at an interest rate of 6.97%, due June 2006	464	757
Hypothecation Note at prime plus 3.0% (9.75% at September 30, 2005), collateralized by certain notes receivable as defined; guaranteed by one of the Initial Members, due April 2004	252	572
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $24 at an interest rate of 7.00%, due November 2005	47	251
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $14 at an interest rate of 6.21%, due December 2006	195	293
	171,023	166,941
Less—current portion	(917)	(1,353)
Total long-term debt	$170,106	$165,588

New Revolving Facility

The Wells Fargo Foothill credit facility (“Foothill Facility’) is secured by substantially all the assets of the Companies. During the life of the Foothill Facility, the Companies may borrow up to the lesser of (1) $15.0 million less the Letter of Credit Usage, as defined, less the Bank Product Reserve, as defined, or (2) the Borrowing Base, as defined, less the Letter of Credit Usage.  At September 30, 2005, the Bank Product Reserve was approximately $359,000 and is based on the fair market value at September 30, 2005 of the interest rate swap owed to Wells Fargo Foothill, Inc.  Accordingly, the availability under the Foothill Facility at September 30, 2005 was limited to $13.4 million.

Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, which is 3.5%, or the Base Rate, as defined, plus the Base Rate Margin, which is 2%.  LIBOR was approximately 4.4% at September 30, 2005.  The Foothill Facility also

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.             Long-term Debt (continued)

contains certain financial and other covenants.  These include a minimum trailing twelve-month Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $15,000,000 for the Companies and limitations on other indebtedness and capital expenditures, as defined.  The Companies were in compliance with these covenants at September 30, 2005.  The outstanding balance on the Foothill Facility is a joint and several obligation of the Companies. The condensed consolidated balance sheet of the Company reflects the full obligation of the Foothill Facility at September 30, 2005.

Senior Secured and Senior Subordinated Notes

In December 2004, as part of the Buyout, the VRCC, RBG and B&BB (the “Issuers”) issued $125.0 million of 9% senior secured notes (“Senior Notes”) due on January 15, 2012 and $39.9 million in gross proceeds of 12¾% senior subordinated notes (“Senior Sub Notes”) due January 15, 2013 (collectively the “Notes”).  The Notes are joint and several obligations of the Issuers and all current and future subsidiaries of the Issuers.  Although the Notes are joint and several obligations of the Issuers, the allocation of the balance of the Notes to the individual balance sheets of B&BB, VRCC and RBG was according to the flow of funds at the date of the Buyout with the proceeds of the Senior Notes necessary to purchase the interests of B&BB recorded on the balance sheet of B&BB and the remaining proceeds of the Senior Notes and Senior Sub Notes recorded on the consolidated balance sheet of VRCC.  The condensed consolidated balance sheet of the Company reflects the full obligation of the Notes at September 30, 2005, with the amount recorded on the balance sheet of B&BB recognized as a deemed distribution to reflect the net obligation of the Notes recorded on the condensed consolidated balance sheet of the Company at September 30, 2005. At September 30, 2005, the net amount of the Notes recorded on the Company’s condensed consolidated balance sheet is $148.2 million. The Senior Notes pay interest semiannually while the Senior Sub Notes accrue interest in the form of increased accreted value until January 15, 2009, when the carrying book value of the Senior Sub Notes will be $66.0 million.  At that point the Senior Sub Notes will pay interest semiannually on the same dates as the Senior Notes.

The indentures (the “Indentures”) governing the Companies’ Notes contain certain customary financial and other covenants, which limit the Companies’ ability to incur additional debt.  The Indentures provide that the Companies may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, on a pro-forma basis after the incurrence of the additional indebtedness is at least 2.00 to 1.00. As of September 30, 2005, the Companies have incurred $0 of additional indebtedness as defined.

The Indentures also contain other covenants which limit the ability of the Issuers and Guarantors, as defined, to pay dividends, redeem stock, or make other distributions, make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined in the Indentures.  There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries.  The Issuers were in compliance with these covenants at September 30, 2005.

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.             Long-term Debt (continued)

The Senior Notes are secured by substantially all existing and future assets of the Issuers and the Guarantors, as defined, as well as the equity interest of the Guarantors, the equity interests of the Mr. Black and his affiliate in the Issuers.  The Guarantors are all the wholly owned subsidiaries of the Issuers.

The Senior Notes are subordinated to the security interests of the Foothill Facility.  The Senior Sub Notes are subordinate to the Senior Notes and all other indebtedness of the Companies.

5.             Gaming Equipment Financing

The Company from time to time enters into agreements with gaming manufacturers to finance the purchase of gaming equipment.  Contractual terms of the agreements with the gaming manufactures consist of payment terms of less than one year to up to three years without interest.  In the event that an agreement with a gaming manufacturer extends past a year, the Company will impute interest at a rate of 8%.

Gaming equipment financing consists of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Gaming equipment financing to purchase 205 games, no payments for one year and monthly payments of $106 for 24 months beginning February 2006	$2,274	$—
Gaming equipment financing to purchase 68 games, no payments for one year and monthly payments of $43 for 24 months beginning January 2006	926	—
Gaming equipment financing to purchase 70 games, no payments for one year and monthly payments of $39 for 24 months beginning March 2006	822	—
Gaming equipment financing to purchase 60 games, monthly payments of $20 for 36 months beginning April 2005	565	—
Gaming equipment financing to purchase 64 games, no payments for one year and monthly payments of $26 for 24 months beginning February 2006	566	—
Gaming equipment financing to purchase 38 games, monthly payments of $13 for 36 months beginning April 2005	344	—
Gaming equipment financing to purchase 20 games, no payments for one year and monthly payments of $8 for 24 months beginning January 2006	171	189
Gaming equipment financing, monthly payments of $3 for 36 months beginning January 2005	69	—
Gaming equipment financing with terms of less than 12 months	160	582
	5,897	771
Less current portion	(2,006)	(582)
Gaming equipment financing, long-term portion	$3,891	$189

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6.             Related Party Transactions

Wingnuts, Inc. is a company that owns an airplane used by the Company.  Wingnuts, Inc. is owned by Mr. Black along with various former stockholders of the Companies.  Wingnuts, Inc. charges the Company for business usage of the airplane using hourly rates for actual air time.  Total charges for the three and nine-month periods ended September 30, 2005 and 2004 were $0, $12,000, $0 and $38,000, respectively.

MJB Development is a real estate construction company owned by a former shareholder of the Companies which provided construction and storage services associated with hotel facilities of the Company.  When performing construction services, the actual costs of construction, overhead charges, and a profit are charged to the Company.  In addition to construction services, MJB Development has also leased containers for storage to the Company.  Total charges for construction and leasing of storage containers totaled $0, $6,000, $2,000 and $17,000 during the three and nine-month periods ended September 30, 2005 and 2004, respectively, and are included in the accompanying consolidated statements of operations.  In addition, during the nine months ended September 30, 2005, the Company paid MJB Development $68,000 to purchase previously leased storage containers.

MDW is a Nevada limited-liability company in which Mr. Black has an interest.  MDW owns a condominium complex located in Mesquite, Nevada. The Company had entered into a lease agreement with MDW whereby MDW gave the members of the CasaBlanca Vacation Club (the timeshare club associated with the CasaBlanca) the right to use and occupy the timeshare units located on the leasehold property.  The remaining units at the condominium complex were utilized by the CasaBlanca for hotel and apartment purposes.  On December 15, 2004, pursuant to a termination agreement, the Company terminated its lease with MDW.  The rent payments paid by the Company to MDW during the three and nine-month periods ended September 30, 2005 and 2004 totaled $0, $185,000, $0 and $554,000, respectively, and are included in the condensed consolidated statements of operations.  The Company did not record any revenue related to the condominium sales during the nine months ended September 30, 2005. In addition, pursuant to the lease termination agreement, the Company owes MDW $86,000 at September 30, 2005 for money owed to MDW during the nine months ended September 30, 2005.

Virgin River Foodmart, Inc., a Nevada corporation, (“Foodmart”) is owned by Mr. Black and former shareholders of VRCC.  Pursuant to a lease agreement, VRCC leases to Virgin River Foodmart, Inc. certain real property and the structures and improvements contained thereon for the purposes of operating the Virgin River Food Mart.  Pursuant to the Buyout, the real property, structures and improvements previously leased to the Virgin River Foodmart, Inc. were not acquired by Mr. Black, but were distributed to the shareholders of VRCC; therefore the lease between VRCC and Virgin River Foodmart, Inc. was terminated.  Lease payments made to VRCC were $0, $56,000, $0 and $167,000 for the three and nine-month periods ended September 30, 2005 and 2004, respectively, and are included in the accompanying condensed consolidated statements of operations.

In addition, participants in the Company’s slot club program are able to redeem their points for gasoline at the Foodmart.  Foodmart charges the Company the retail amount of gas purchased with player points.  Charges associated with the point redemption for gasoline at the Foodmart were $30,000, $35,000, $106,000 and $112,000 for the three and nine-month periods ended September 30, 2005 and 2004, respectively.

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6.             Related Party Transactions (continued)

Black, LoBello & Pitegoff is a law firm managed by the daughter of Mr. Black. The Company retains Black, LoBello & Pitegoff as outside legal counsel, and has incurred legal fees for legal services in the amount of $68,000, $22,000, $112,000 and $91,000 for the three and nine-month periods ended September 30, 2005 and 2004, respectively.

Pursuant to the Indenture, Mr. Black is entitled to a management fee for his management of the Company business of up to 5% of EBITDA, as defined.  The Company has recorded an estimated liability of $576,000 associated with this management fee at September 30, 2005.

Resorts LLC provided management and other services to two related parties that manage and operate the home owners associations of the vacation intervals sold at the property.  Included in the accompanying condensed consolidated balance sheet at September 30, 2005 is a receivable for $99,000 related to amounts owed for those services.

7.             Commitments and Contingencies

In September 2005, the Companies entered into an agreement with Agilysys NV, LLC to purchase a new property management system for the three properties.  Implementation is expected to begin in December 2005 with a completion date expected to occur before the end of the second quarter 2006.  The estimated cost of this project is approximately $1.7 million.

In September 2005, the Companies entered into an agreement with Infinium Software, Inc. to purchase a new financial management system.  Implementation is expected to begin in December 2005 with an completion date expected to occur before the end of the second quarter in 2006. The estimated cost of this project is approximately $615,000.

In May 2005, the Companies entered into a lease arrangement with Dell Financial Services to lease desktop computers and servers.  The term of the lease is 18 months at a rate of approximately $29,000 a month.  The lease also provides for a renewal period of an additional 18 months at approximately $6,000 a month.  The Companies are accounting for the lease as an operating lease.

8.             Subsequent Events

In October 2005, pursuant to the Agreement for Purchase of Equity Interests, the Company made a final tax distribution of $525,000 to the previous shareholders of the Company toward their 2004 tax liability.  As of September 30, 2005, the Company recognized an additional liability and adjusted goodwill and other intangible assets for this amount to reflect the change in the purchase price of the Buyout that was consummated on December 20, 2004.

In October 2005, the Companies entered into an agreement with Wells Fargo Financial Leasing to lease golf maintenance equipment totaling approximately $1.3 million.  The term of the lease is 36 months at a rate of $29,000.  The Companies are accounting for the lease as an operating lease.

RGB, LLC

Condensed Consolidated Balance Sheets
September 30, 2005 and December 31, 2004
(in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,493	$7,544
Accounts receivable, net	673	799
Related party receivables	342	213
Related company receivables	99	205
Inventories	1,681	1,680
Property held for vacation interval sales	380	461
Prepaid expenses	3,393	2,823
Current portion of notes receivable	388	414
Total current assets	12,449	14,139
Property and equipment, net	77,398	69,137
Notes receivable, less current portion	2,209	2,487
Other assets	407	399
Goodwill and other intangible assets, net	33,524	34,084
Total assets	$125,987	$120,246

Liabilities and Members’ Deficit
Current liabilities:
Bank overdraft	$—	$1,480
Current portion of obligation under capital lease	5	18
Current portion of gaming equipment financing	2,006	582
Current portion of long-term debt	917	1,353
Accounts payable	2,961	3,154
Accrued liabilities	12,380	8,645
Related company payable	252	200
Total current liabilities	18,521	15,432
Gaming equipment financing, less current portion	3,891	189
Long-term debt, less current portion	170,106	165,588
Fair value of interest rate swaps	391	1,493
Commitments and contingencies
Members’ deficit:
Members’ contributions	116,391	116,391
Deemed distribution	(172,568)	(165,831)
Accumulated deficit	(10,745)	(13,016)
Total members’ deficit	(66,922)	(62,456)
Total liabilities and members’ deficit	$125,987	$120,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

RGB, LLC

Condensed Consolidated Statements of Operations (unaudited)

For the Three Months and Nine Months Ended September 30, 2005 and 2004

(in thousands)

	Three months ended		Nine Months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Revenues
Casino	$14,283	$13,770	$45,861	$43,207
Food and beverage	7,149	7,187	22,986	23,072
Hotel	4,725	4,070	15,125	14,237
Other	3,378	3,913	14,054	15,319
Total revenues	29,535	28,940	98,026	95,835
Less—promotional allowances	(4,295)	(3,912)	(13,802)	(12,913)
Net revenues	25,240	25,028	84,224	82,922
Operating expenses:
Casino	7,712	7,020	22,730	21,564
Food and beverage	4,589	4,642	14,407	14,241
Hotel	1,546	1,620	4,682	5,020
Other	3,448	3,481	10,817	10,962
General and administrative	7,870	6,751	22,182	21,052
Depreciation and amortization	1,994	1,398	5,859	4,542
Loss on sale and disposal of assets	79	2	729	22
Total operating expenses	27,238	24,914	81,406	77,403
Operating (loss) income	(1,998)	114	2,818	5,519
Other income (expense):
Interest expense	(357)	(1,483)	(1,048)	(4,512)
Related party interest expense	—	(41)	—	(41)
Change in fair value of interest rate swaps	262	(241)	789	1,921
Other	(113)	—	(288)	—
Net (loss) income	$(2,206)	$(1,651)	$2,271	$2,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

RGB, LLC

Condensed Consolidated Statements of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2005 and 2004

(in thousands)

	Nine months ended
	September 30, 2005	September 30, 2004

Cash flows from operating activities:
Net income	$2,271	$2,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,859	4,542
Change in fair value of interest rate swaps	(789)	(1,921)
Loss on sale and disposal of assets	729	22
Amortization of deferred financing fees	—	158
Interest expense on gaming equipment financing	232	—
Cost of vacation intervals sales	81	348
Change in operating assets and liabilities:
Accounts, related company and related party receivables, net	103	660
Inventories	(1)	123
Prepaid expenses	(570)	(473)
Accounts payable and accrued liabilities	1,542	(43)
Net cash provided by operating activities	9,457	6,303

Cash flows from investing activities:
Proceeds received from sale of assets	145	6
Capital expenditures	(8,944)	(1,748)
Decrease in notes receivable	304	118
Net cash used in investing activities	(8,495)	(1,624)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	209	284
Decrease in bank overdraft	(1,480)	(1,264)
Payment of long-term debt	(1,126)	(3,005)
Payment on gaming equipment financing	(619)	(587)
Payment of obligations under capital lease	(13)	(22)
Change in other assets	16	(37)
Net cash used in financing activities	(3,013)	(4,631)
Net (decrease) increase in cash and cash equivalents	(2,051)	48
Cash and cash equivalents at beginning of year	7,544	7,429
Cash and cash equivalents at end of period	$5,493	$7,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

RGB, LLC

Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

For the Nine Months Ended September 30, 2005 and 2004

(in thousands)

	Nine months ended
	September 30, 2005	September 30, 2004

Supplemental cash flow disclosure:

Cash paid for interest	$539	$4,091

Acquisition of assets with gaming equipment financing	$5,513	$385

The accompanying notes are an integral part of these condensed consolidated financial statements.

RGB, LLC

Notes to Condensed Financial Statements (unaudited)
September 30, 2005

1.             Basis of Presentation and Background

The accompanying condensed consolidated financial statements include the accounts of RBG, LLC (doing business as CasaBlanca Resort/Casino/Golf/Spa) and its wholly owned subsidiary Casablanca Resorts, LLC (doing business as Oasis Resort & Casino) (“Resorts LLC”). Prior to December 20, 2004, RBG, LLC (“RBG”) was a 61.54% owned subsidiary of Virgin River Casino Corp. (“VRCC”).  Four siblings owned 100% of the shares of VRCC and owned 8.47% of the membership interests in RBG individually. Those same four siblings owned 93.28% of B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo) (“B&BB”).  VRCC, RBG and B&BB (collectively the “Companies”) are operated under common management.

On December 20, 2004, the Companies entered into a series of transactions whereby they issued $125.0 million aggregate principal amount of Senior Secured Notes due 2012 and $66.0 million aggregate principal amount at maturity ($39.9 million in gross proceeds) of Senior Subordinated Notes due 2013, and received a $16.0 million equity contribution from Mr. Black and R. Black, Inc. The Companies used the proceeds from the above offering to purchase the interests held by certain affiliated and unaffiliated shareholders (collectively known as the “Buyout”) for $101.4 million pursuant to the Agreement for Purchase and Sale or Redemption of Equity Interests (“Agreement for Purchase of Equity Interests”) between James A. Black Gaming Properties Trust, Gary W. Black Gaming Properties Trust, Michael T. Black Gaming Properties Trust, Jorco, Inc., Marcus A. Hall, James Ritchie and Barry Moore as Sellers and Robert R. Black, VRCC and B&BB as Purchasers (see Note 3).  As a result of the Buyout, Mr. Black obtained the remaining 80.97% interest in B&BB and 75.0% interest in VRCC. VRCC along with R. Black, Inc. obtained 32.69% of the membership interest in RBG that was being purchased. The remaining proceeds were utilized to repay $64.0 million owed under the Credit Agreement and the $2.0 million promissory note payable to a selling shareholder. Five days prior to the Buyout, RBG terminated the lease with MDW (see Note 6) and the Companies disposed of certain assets. As a result of these transactions, Mr. Black and R. Black, Inc. control VRCC, RBG and B&BB. In addition, VRCC, RBG, and B&BB are co-issuers on the Companies’ Senior Secured and Senior Subordinated Notes and all three entities are jointly managed and share resources (see Note 4).

Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements for the three and nine-month periods ended September 30, 2005 and 2004 are unaudited.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of RBG’s financial position and results of operations for such periods, have been included.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with RBG’s audited financial statements for the year ended December 31, 2004 included in RBG’s registration statement on Form S-4/A filed on September 22, 2005.  The results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other period.

RGB, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2.             Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Land	$16,690	$16,684
Buildings	31,947	29,257
Land and leasehold improvements	18,032	17,806
Furniture, fixtures and equipment	38,423	30,269
Construction in progress	901	353
	105,993	94,369
Less—accumulated depreciation and amortization	(28,595)	(25,232)
Property and equipment, net	$77,398	$69,137

3.             Purchase of Equity Interests

On December 20, 2004, pursuant to the Agreement for Purchase of Equity Interests described in Note 1, Mr. Black and R. Black, Inc. acquired certain interests in B&BB, VRCC and RBG for $101.4 million. In addition, the Companies incurred approximately $10.3 million in capitalized deferred financing fees related to the issuance of the Notes all of which was recorded to the consolidated balance sheet of VRCC and balance sheet of B&BB. Management valued the assets acquired in the transaction as follows.  Current assets and liabilities were recorded at book value, which approximated their estimated market values at the date of acquisition.  Land, buildings and building improvements were valued based upon comparable values of recent sales in the Mesquite, Nevada market and 3rd party market valuations of comparable assets in Mesquite, Nevada.  For equipment, management recorded these assets at book value, which was deemed to be fair value, considering the relative age and working condition of the equipment.  Intangible assets, representing the Companies’ customer list and slot club program, were recorded at fair value, which was calculated based upon comparable customer lists and slot programs with other casinos operating in the Las Vegas and surrounding market.  In accordance with the provisions of SFAS No. 141, the remainder of the purchase price was allocated to goodwill. Management believes that the goodwill arose from the Companies’ dominance in and the growing Mesquite, Nevada market, the value of the existing workforce and existing accounting and operating infrastructure.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by the Companies at the date of acquisition. The purchase price allocation is in process and will be completed within one year of the acquisition; thus, the allocation of the purchase price is subject to refinement.

RGB, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

3.             Purchase of Equity Interests (continued)

At December 20, 2004

Current assets	$15,600
Property and equipment	100,200
Other non-current assets	3,300
Intangibles	4,600
Goodwill	43,000
Total assets acquired	166,700

At December 20, 2004

Current liabilities	12,800
Long-term liabilities	1,200
Long-term debt assumed	53,300
Total liabilities assumed	67,300

Net assets acquired	$99,400

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to RBG at the date of acquisition.

At December 20, 2004

Current assets	$9,800
Property and equipment	57,600
Other non-current assets	2,800
Intangibles	2,300
Goodwill	31,800
Total assets acquired	104,300
Current liabilities	11,800
Long-term liabilities	900
Long-term debt assumed	46,600
Total liabilities assumed	59,300

Net assets acquired	$45,000

RGB, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.             Long-term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	$125,000	$125,000
12 ¾% senior subordinated notes, non-cash interest will accrue at an annual rate of 12 ¾% in the form of increase accreted value until January 15, 2009. Beginning January 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	43,788	40,068
Revolving credit facility totaling $15 million with Wells Fargo Foothill, at a margin above prime or LIBOR, as defined; collateralized by substantially all real and personal property, leases, intangibles and other interests of the Companies as defined.	1,277	—
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $37 at an interest rate of 6.97%, due June 2006	464	757
Hypothecation Note at prime plus 3.0% (9.75% at September 30, 2005), collateralized by certain notes receivable as defined; guaranteed by one of the Initial Members, due April 2004	252	572
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $24 at an interest rate of 7.00%, due November 2005	47	251
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $14 at an interest rate of 6.21%, due December 2006	195	293
	171,023	166,941
Less—current portion	(917)	(1,353)
Total long-term debt	$170,106	$165,588

New Revolving Facility

The Wells Fargo Foothill credit facility (“Foothill Facility’) is secured by substantially all the assets of the Companies. During the life of the Foothill Facility, the Companies may borrow up to the lesser of (1) $15.0 million less the Letter of Credit Usage, as defined, less the Bank Product Reserve, as defined, or (2) the Borrowing Base, as defined, less the Letter of Credit Usage.  At September 30, 2005, the Bank Product Reserve was approximately $359,000 and is based on the fair market value at September 30, 2005 of the interest rate swap owed to Wells Fargo Foothill, Inc.  Accordingly, the availability under the Foothill Facility at September 30, 2005 was limited to $13.4 million.

Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, which is 3.5%, or the Base Rate, as defined, plus the Base Rate Margin, which is 2%.  LIBOR was approximately 4.4% at September 30, 2005.  The Foothill Facility also contains certain financial and other covenants.  These include a minimum trailing twelve-month Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $15,000,000 for the Companies and limitations on other indebtedness and capital expenditures, as defined.  The Companies were in compliance with these covenants at September 30, 2005.

RGB, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.             Long-term Debt (continued)

The outstanding balance on the Foothill Facility is a joint and several obligation of the Companies. The condensed consolidated balance sheet of RBG reflects the full obligation of the Foothill Facility at September 30, 2005 with the amount recorded on the consolidated balance sheet of VRCC recognized as a deemed distribution to reflect the net obligation of the Foothill Facility on the consolidated balance sheet of RBG at September 30, 2005. At September 30, 2005, the net amount of the Foothill Facility recorded on RBG’s consolidated balance sheet is $0.

Senior Secured and Senior Subordinated Notes

In December 2004, as part of the Buyout, the VRCC, RBG and B&BB (the “Issuers”) issued $125.0 million of 9% senior secured notes (“Senior Notes”) due on January 15, 2012 and $39.9 million in gross proceeds of 12¾% senior subordinated notes (“Senior Sub Notes”) due January 15, 2013 (collectively the “Notes”).  The Notes are joint and several obligations of the Issuers and all current and future subsidiaries of the Issuers.  Although the Notes are joint and several obligations of the Issuers, the allocation of the balance of the Notes to the individual balance sheets of B&BB, VRCC and RBG was according to the flow of funds at the date of the Buyout with the proceeds of the Senior Notes necessary to purchase the interests of B&BB recorded on the balance sheet of B&BB and the remaining proceeds of the Senior Notes and Senior Sub Notes recording on the balance sheet of VRCC.  The consolidated balance sheet of RBG reflects the full obligation of the Notes at September 30, 2005 with an amount recognized as a deemed distribution to reflect the net obligation of the Notes recorded on the consolidated balance sheet of RBG at September 30, 2005. The Senior Notes pay interest semiannually while the Senior Sub Notes accrue interest in the form of increased accreted value until January 15, 2009, when the carrying book value of the Senior Sub Notes will be $66.0 million.  At that point the Senior Sub Notes will pay interest semiannually on the same dates as the Senior Notes.

The indentures (the “Indentures”) governing the Companies’ Notes contain certain customary financial and other covenants, which limit the Companies’ ability to incur additional debt.  The Indentures provide that the Companies may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, on a pro-forma basis after the incurrence of the additional indebtedness is at least 2.00 to 1.00. As of September 30, 2005, the Companies have incurred $0 of additional indebtedness as defined.

The Indentures also contain other covenants which limit the ability of the Issuers and Guarantors, as defined, to pay dividends, redeem stock, or make other distributions, make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined in the Indentures.  There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries.  The Issuers were in compliance with these covenants at September 30, 2005.

RGB, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.             Long-term Debt (continued)

The Senior Notes are secured by substantially all existing and future assets of the Issuers and the Guarantors, as defined, as well as the equity interest of the Guarantors, the equity interests of the Acquiring Shareholder and his affiliate in the Issuers.  The Guarantors are all the wholly owned subsidiaries of the Issuers.  The Senior Notes are subordinated to the security interests of the Foothill Facility.  The Senior Sub Notes are subordinate to the Senior Notes and all other indebtedness of the Companies.

5.             Gaming Equipment Financing

RBG from time to time enters into agreements with gaming manufacturers to finance the purchase of gaming equipment.  Contractual terms of the agreements with the gaming manufactures consist of payment terms of less than one year to up to three years without interest.  In the event that an agreement with a gaming manufacturer extends past a year, RBG will impute interest at a rate of 8%.

Gaming equipment financing for RBG consists of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Gaming equipment financing to purchase 205 games, no payments for one year and monthly payments of $106 for 24 months beginning February 2006	$2,274	$—
Gaming equipment financing to purchase 68 games, no payments for one year and monthly payments of $43 for 24 months beginning January 2006	926	—
Gaming equipment financing to purchase 70 games, no payments for one year and monthly payments of $39 for 24 months beginning March 2006	822	—
Gaming equipment financing to purchase 60 games, monthly payments of $20 for 36 months beginning April 2005	565	—
Gaming equipment financing to purchase 64 games, no payments for one year and monthly payments of $26 for 24 months beginning February 2006	566	—
Gaming equipment financing to purchase 38 games, monthly payments of $13 for 36 months beginning April 2005	344	—
Gaming equipment financing to purchase 20 games, no payments for one year and monthly payments of $8 for 24 months beginning January 2006	171	189
Gaming equipment financing, monthly payments of $3 for 36 months beginning January 2005	69	—

RGB, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.             Gaming Equipment Financing (continued)

Gaming equipment financing with terms of less than 12 months	160	582
	5,897	771
Less current portion	(2,006)	(582)
Gaming equipment financing, long-term portion	$3,891	$189

6.             Related Party Transactions

Wingnuts, Inc. is a company that owns an airplane used by RBG.  Wingnuts, Inc. is owned by Mr. Black along with various former stockholders of the Companies.  Wingnuts, Inc. charges RBG for business usage of the airplane using hourly rates for actual air time.  Total charges for the three and nine-month periods ended September 30, 2005 and 2004 were $0, $12,000, $0 and $26,000, respectively.

MJB Development is a real estate construction company owned by a former shareholder of the Companies which provided construction and storage services associated with hotel facilities of RBG.  When performing construction services, the actual costs of construction, overhead charges, and a profit are charged to RBG.  In addition to construction services, MJB Development has also leased containers for storage to RBG.  Total charges for construction and leasing of storage containers totaled $0, $6,000, $2,000 and $11,000 during the three and nine-month periods ended September 30, 2005 and 2004, respectively, and are included in the accompanying consolidated statements of operations.  In addition, during the nine months ended September 30, 2005, RBG paid MJB Development $68,000 to purchase previously leased storage containers.

MDW is a Nevada limited-liability company in which Mr. Black has an interest.  MDW owns a condominium complex located in Mesquite, Nevada. RBG had entered into a lease agreement with MDW whereby MDW gave the members of the CasaBlanca Vacation Club (the timeshare club associated with the CasaBlanca) the right to use and occupy the timeshare units located on the leasehold property.  The remaining units at the condominium complex were utilized by the CasaBlanca for hotel and apartment purposes.  On December 15, 2004, pursuant to a termination agreement, RBG terminated its lease with MDW.  The rent payments paid by RBG to MDW during the three and nine-month periods ended September 30, 2005 and 2004 totaled $0, $185,000, $0 and $554,000, respectively, and are included in the condensed consolidated statements of operations.  RBG did not record any revenue related to the condominium sales during the nine months ended September 30, 2005. In addition, pursuant to the lease termination agreement, RBG owes MDW $86,000 at September 30, 2005 for money owed to MDW during the nine months ended September 30, 2005.

Virgin River Foodmart, Inc. (“Foodmart”), a Nevada corporation, is owned by Mr. Black and former shareholders of B&BB and VRCC. Participants in RBG’s slot club program are able to redeem their points for gasoline at the Foodmart.  Foodmart charges RBG the retail amount of gas purchased with player points.  Charges associated with the point redemption for gasoline at the Virgin River Food Mart, Inc. were $30,000, $35,000, $106,000 and $112,000 for the three and nine-month periods ended September 30, 2005 and 2004, respectively.

RGB, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6.             Related Party Transactions (continued)

Black, LoBello & Pitegoff is a law firm managed by the daughter of Mr. Black. The Company retains Black, LoBello & Pitegoff as outside legal counsel, and has incurred legal fees for legal services in the amount of $60,000, $22,000, $87,000 and $84,000 for the three and nine-month periods ended September 30, 2005 and 2004, respectively.

Pursuant to the Indenture, Mr. Black is entitled to a management fee for his management of RBG’s business of up to 5% of EBITDA, as defined.  RBG has recorded an estimated liability of $576,000 associated with this management fee at September 30, 2005.

Resorts LLC provided management and other services to two related parties that manage and operate the home owners associations of the vacation intervals sold at the property.  Included in the accompanying condensed consolidated balance sheet at September 30, 2005 is a receivable for $99,000 related to amounts owed for those services.

7.                                      Commitments and Contingencies

In October 2005, the Companies entered into an agreement with Wells Fargo Financial Leasing to lease golf maintenance equipment totaling approximately $1.3 million.  The term of the lease is 36 months at a rate of $29,000.  The Companies are accounting for the lease as an operating lease.

In September 2005, the Companies entered into an agreement with Agilysys NV, LLC to purchase a new property management system for the three properties.  Implementation is expected to begin in December 2005 with a completion date expected to occur before the end of the second quarter 2006.  The estimated cost of this project is approximately $1.7 million.

In September 2005, the Companies entered into an agreement with Infinium Software, Inc. to purchase a new financial management system.  Implementation is expected to begin in December 2005 with an completion date expected to occur before the end of the second quarter in 2006. The estimated cost of this project is approximately $615,000.

In May 2005, the Companies entered into a lease arrangement with Dell Financial Services to lease desktop computers and servers.  The term of the lease is 18 months at a rate of approximately $29,000 a month.  The lease also provides for a renewal period of an additional 18 months at approximately $6,000 a month.  The Companies are accounting for the lease as an operating lease.

8.             Consolidating Condensed Financial Information

Casablanca Resorts, LLC, Oasis Recreational Properties, Inc., Oasis Interval Management, LLC and Oasis Interval Ownership, LLC (together the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, payment of the Notes. Separate condensed financial statement information for RBG and its Guarantor Subsidiaries as of September 30, 2005 (unaudited) and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004 (in thousands) (unaudited) is as follows:

RGB, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

8.            Consolidating Condensed Financial Information (continued)

	RBG	Guarantor Subsidiaries	Eliminations	Total Consolidated
As of and for the year ended September 30, 2005
BALANCE SHEET:
Current Assets, including intercompany accounts	$15,700	$5,971	$(9,222)	$12,449
Property and Equipment, net	49,585	27,813	—	77,398
Goodwill and Other Intangibles	33,524	—	—	33,524
Other assets (liabilities), including intercompany accounts	17,958	813	(16,155)	2,616
	$116,767	$34,597	$(25,377)	$125,987

Current Liabilities	$10,969	$16,774	$(9,222)	$18,521
Long-term debt, less current portion	170,066	40	—	170,106
Gaming equipment financing, less current portion	2,460	1,431	—	3,891
Fair value of interest rate swaps	194	197	—	391
Members’ (Deficit)Equity	(66,922)	16,155	(16,155)	(66,922)
	$116,767	$34,597	$(25,377)	$125,987

As of and for the year ended December 31, 2004
BALANCE SHEET:
Current Assets, including intercompany accounts	$17,596	$5,982	$(9,439)	$14,139
Property and Equipment, net	43,884	25,253	—	69,137
Goodwill and Other Intangibles	34,084	—	—	34,084
Other Assets (liabilities), including intercompany accounts	16,305	755	(14,174)	2,886
	$111,869	$31,990	$(23,613)	$120,246

RGB, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

8.            Consolidating Condensed Financial Information (continued)

	RBG	Guarantor Subsidiaries	Eliminations	Total Consolidated
As of and for the year ended December 31, 2004
BALANCE SHEET:

Current Liabilities	$8,353	$16,518	$(9,439)	$15,432
Long-term debt, less current portion	165,232	356	—	165,588

Gaming equipment financing, less current portion	—	189	—	189
Fair value of interest rate swaps	740	753	—	1,493
Members’ (Deficit)Equity	(62,456)	14,174	(14,174)	(62,456)
	$111,869	$31,990	$(23,613)	$120,246

For the three-months ended September 30, 2005
STATEMENT OF OPERATIONS
Net Revenues	$13,446	$11,794	$—	$25,240
Operating Expenses:
Casino	4,166	3,546	—	7,712
Food and beverage	2,290	2,299	—	4,589
Hotel	677	869	—	1,546
Other	2,098	1,350	—	3,448
General and administrative	4,060	3,810	—	7,870
Depreciation and amortization	1,172	822	—	1,994
Loss on sale of assets	16	63	—	79
	14,479	12,759	—	27,238
Operating income	(1,033)	(965)	—	(1,998)
Income from investment in subsidiary	(990)	—	990	—
Change in fair value of swap	77	185	—	262
Other	(113)	—	—	(113)
Interest expense	(147)	(210)	—	(357)
Total other income (expense)	(1,173)	(25)	990	(208)
Net (loss) income	$(2,206)	$(990)	$990	$(2,206)

RGB, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

8.            Consolidating Condensed Financial Information (continued)

For the three-months ended September 30, 2004
STATEMENT OF OPERATIONS
Net Revenues	$13,565	$11,463	$—	$25,028
Operating Expenses:
Casino	3,605	3,415	—	7,020
Food and beverage	2,444	2,198	—	4,642
Hotel	782	838	—	1,620
Other	2,167	1,314	—	3,481
General and administrative	3,182	3,569	—	6,751
Depreciation and amortization	643	755	—	1,398
Loss on sale of assets	2	—	—	2
	12,825	12,089	—	24,914
Operating income	740	(626)	—	114
Income from investment in subsidiary	(1,980)	—	1,980	—
Change in fair value of swap	(70)	(171)	—	(241)
Related party interest income (expense)	133	(143)	—	(10)
Interest expense	(474)	(1,040)	—	(1,514)

Total other income (expense)	(2,391)	(1,354)	1,980	(1,765)
Net (loss) income	$(1,651)	$(1,980)	$1,980	$(1,651)

For the nine months ended September 30, 2005
STATEMENT OF OPERATIONS
Net Revenues	$43,292	$40,932	$—	$84,224
Operating Expenses:
Casino	12,295	10,435	—	22,730
Food and beverage	7,411	6,996	—	14,407
Hotel	2,107	2,575	—	4,682
Other	6,137	4,680	—	10,817
General and administrative	11,173	11,009	—	22,182
Depreciation and amortization	3,376	2,483	—	5,859
Loss on sale of assets	33	696	—	729
	42,532	38,874	—	81,406
Operating income	760	2,058	—	2,818
Income from investment in subsidiary	1,981	—	(1,981)	—
Change in fair value of swap	233	556	—	789
Other	(288)	—	—	(288)
Interest expense	(415)	(633)	—	(1,048)
Total other income (expense)	1,511	(77)	(1,981)	(547)
Net income	$2,271	$1,981	$(1,981)	$2,271

RGB, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

8.            Consolidating Condensed Financial Information (continued)

For the nine months ended September 30, 2005
STATEMENT OF CASH FLOWS
Net cash provided by operating activities	$4,196	$5,261	$—	$9,457
Net cash used in investing activities	(4,731)	(3,764)	—	(8,495)
Net cash used in financing activities	(1,384)	(1,629)	—	(3,013)

For the nine months ended September 30, 2004
STATEMENT OF OPERATIONS
Net Revenues	$43,478	$39,444	$—	$82,922
Operating Expenses:
Casino	11,154	10,410	—	21,564
Food and beverage	7,391	6,850	—	14,241
Hotel	2,408	2,612	—	5,020
Other	6,218	4,744	—	10,962
General and administrative	10,040	11,012	—	21,052
Depreciation and amortization	2,074	2,468	—	4,542
Loss on sale of assets	22	—	—	22
	39,307	38,096	—	77,403

Operating income	4,171	1,348	—	5,519
Loss from investment in subsidiary	(812)	—	812	—
Change in fair value of swap	569	1,352	—	1,921
Related party interest income (expense)	388	(429)	—	(41)
Interest expense	(1,429)	(3,083)	—	(4,512)
Total other income (expense)	(1,284)	(2,160)	812	(2,632)
Net income (loss)	$2,887	$(812)	$812	$2,887

STATEMENT OF CASH FLOWS
Net cash provided by operating activities	$4,371	$1,932	$—	$6,303
Net cash used in investing activities	(644)	(980)	—	(1,624)
Net cash used in financing activities	(3,011)	(1,620)	—	(4,631)

B & BB, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Condensed Balance Sheets

September 30, 2005 and December 31, 2004

(in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,338	$5,918
Accounts receivable, net	144	255
Related company receivables	1,259	758
Inventories	390	397
Prepaid expenses	1,517	1,207
Total current assets	8,648	8,535
Property and equipment, net	9,386	5,242
Goodwill and other intangible assets, net	12,874	13,453
Deferred financing fees	1,143	1,244
Other assets	14	12
Total assets	$32,065	$28,486

Liabilities and Stockholder’s Deficit
Current liabilities:
Current portion of long-term debt	$222	$189
Current portion of gaming equipment financing	1,237	280
Accounts payable	1,038	934
Accrued liabilities	6,481	3,505
Related company payable	15	1,250
Total current liabilities	8,993	6,158
Gaming equipment financing, less current portion	2,431	191
Long-term debt, less current portion	170,065	165,242
Fair value of interest rate swaps	391	1,493
Commitments and contingencies
Stockholder’s deficit:
Common stock, no par value; authorized 2,500 shares, 100 shares issued and 88 shares outstanding	—	—
Retained earnings	2,631	2,330
Treasury stock, at cost	(700)	(700)
Deemed Distribution	(151,746)	(146,228)
Total stockholder’s deficit	(149,815)	(144,598)
Total liabilities and stockholder’s deficit	$32,065	$28,486

The accompanying notes are an integral part of these condensed financial statements.

B & BB, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Condensed Statements of Operations (unaudited)

For the Three Months and Nine Months Ended September 30, 2005 and 2004

(in thousands)

	Three months ended		Nine Months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Revenues
Casino	$8,390	$7,958	$25,935	$23,839
Food and beverage	2,757	2,769	8,752	8,517
Hotel	1,789	1,612	6,444	5,669
Other	709	699	2,107	2,105
Total revenues	13,645	13,038	43,238	40,130
Less—promotional allowances	(1,646)	(1,745)	(5,547)	(5,315)
Net revenues	11,999	11,293	37,691	34,815
Operating expenses:
Casino	3,450	3,605	10,884	10,826
Food and beverage	1,852	1,694	5,509	5,239
Hotel	590	720	1,969	2,213
Other	350	365	1,100	1,087
Related company rent	1,575	1,575	4,725	4,725
General and administrative	3,506	2,997	9,506	8,306
Depreciation and amortization	629	335	1,988	1,020
Gain on sale and disposal of assets	—	(72)	(43)	(72)
Total operating expenses	11,952	11,219	35,638	33,344
Operating income	47	74	2,053	1,471
Other income (expense):
Interest expense	(608)	(38)	(1,752)	(27)
Related party interest income	—	75	—	75
Other (expense) income	(608)	37	(1,752)	48
Net (loss) income	$(561)	$111	$301	$1,519

The accompanying notes are an integral part of these condensed financial statements.

B & BB, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Condensed Statements of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2005 and 2004

(in thousands)

	Nine months ended
	September 30, 2005	September 30, 2004

Cash flows from operating activities:
Net income	$301	$1,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,988	1,020
Gain on sale and disposal of assets	(43)	(72)
Amortization of deferred financing fees	137	—
Interest expense on gaming equipment financing	172	—
Change in operating assets and liabilities:
Accounts and related company receivables, net	(390)	(680)
Inventories	7	7
Prepaid expenses	(310)	(209)
Accounts payable and accrued liabilities	220	283
Net cash provided by operating activities	2,082	1,868

Cash flows from investing activities:
Proceeds received from sale of assets	110	—
Capital expenditures	(2,209)	(914)
Net cash used in investing activities	(2,099)	(914)

Cash flows from financing activities:
Payment of long-term debt	(140)	(131)
Payment on gaming equipment financing	(381)	(565)
Payment of financing fees	(37)	—
Change in other assets	(5)	18
Net cash used in financing activities	(563)	(678)
Net (decrease) increase in cash and cash equivalents	(580)	276
Cash and cash equivalents at beginning of year	5,918	4,058
Cash and cash equivalents at end of period	$5,338	$4,334

The accompanying notes are an integral part of these condensed financial statements.

B & BB, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Condensed Statements of Cash Flows (unaudited) (continued)

For the Nine Months Ended September 30, 2005 and 2004

(in thousands)

	Nine months ended
	September 30, 2005	September 30, 2004

Supplemental cash flow disclosure:

Cash paid for interest	$1,056	$27

Acquisition of assets with gaming equipment financing	$3,430	$69

The accompanying notes are an integral part of these condensed financial statements.

B & BB, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Notes to Condensed Financial Statements (unaudited)
September 30, 2005

1.             Basis of Presentation and Background

B & B B, Inc. (the “Company” or “B&BB”) is a Nevada corporation formed on December 7, 1989 for the purpose of operating the Virgin River Hotel/Casino/Bingo (“Virgin River”) located in Mesquite, Nevada. The Company’s shares are 93.28% owned by Randy Black, Sr. (“Mr. Black”) and his three siblings. The hotel portion of the facility commenced operations on June 1, 1990, and the casino portion commenced operations on September 1, 1990. The land and buildings are owned by Virgin River Casino Corporation (“VRCC”), a Nevada corporation which is 100% owned by Mr. Black and his three siblings, and leased to B&BB. Certain personal property including furniture and fixtures, leasehold improvements within the casino, and gaming equipment are owned by B&BB.

On December 20, 2004, the Company, VRCC and its subsidiary RBG, LLC (“RBG”) and its subsidiary Casablanca Resorts, LLC (“Resorts LLC”) (collectively, the “Companies”), entered into a series of transactions whereby they collectively co-issued $125.0 million aggregate principal amount of Senior Secured Notes due 2012 and $66.0 million aggregate principal amount at maturity ($39.9 million in gross proceeds) of Senior Subordinated Notes due 2013 and received a $16.0 million equity contribution from Mr. Black and R. Black, Inc. The Companies used the proceeds from the above offering to purchase the interests held by Mr. Black’s siblings and unaffiliated shareholders (collectively known as the “Buyout”) for $101.4 million pursuant to the Agreement for Purchase and Sale or Redemption of Equity Interests (“Agreement for Purchase of Equity Interests”) between James A. Black Gaming Properties Trust, Gary W. Black Gaming Properties Trust, Michael T. Black Gaming Properties Trust, Jorco, Inc., Marcus A. Hall, James Ritchie and Barry Moore as Sellers and Robert R. Black, VRCC and B&BB as Purchasers (see Note 3).  As a result of the Buyout, Mr. Black obtained the remaining 80.97% interest in B&BB and 75.0% interest in VRCC. VRCC along with R. Black, Inc. obtained 32.69% of the membership interest in RBG that was being purchased. The remaining proceeds were utilized to repay $64.0 million owed under the Credit Agreement by the Companies and the $2.0 million promissory note payable to a selling shareholder by VRCC. As a result of these transactions, Mr. Black and R. Black, Inc. control VRCC, RBG and B&BB. In addition, VRCC, RBG, and B&BB are co-issuers on the Companies’ Senior Secured and Senior Subordinated Notes and all three entities are jointly managed and share resources (see Note 4) .

Interim Financial Statements – The accompanying unaudited condensed financial statements for the three and nine-month periods ended September 30, 2005 and 2004 are unaudited.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for such periods, have been included.  The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004 included in the Company’s registration statement filed on Form S-4/A on September 22, 2005.  The results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other period.

B & BB, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Notes to Condensed Financial Statements (unaudited) (continued)

2.             Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Buildings	285	285
Land and leasehold improvements	3,741	3,424
Furniture, fixtures and equipment	24,015	20,984
Construction in progress	546	—
	28,587	24,693
Less—accumulated depreciation and amortization	(19,201)	(19,451)
Property and equipment, net	$9,386	$5,242

3.             Purchase of Equity Interests

On December 20, 2004, pursuant to the Agreement for Purchase of Equity Interests described in Note 1, Mr. Black and R. Black, Inc. acquired certain interests in B&BB, VRCC and RBG for $101.4 million. In addition, the Companies incurred approximately $10.3 million in capitalized deferred financing fees related to the issuance of the Notes, $1.3 million of which was recorded on the balance sheet of the Company. Management valued the assets acquired in the transaction as follows.  Current assets and liabilities were recorded at book value, which approximated their estimated market values at the date of acquisition.  Land, buildings and building improvements were valued based upon comparable values of recent sales in the Mesquite, Nevada market and 3rd party market valuations of comparable assets in Mesquite, Nevada.  For equipment, management recorded these assets at book value, which was deemed to be fair value, considering the relative age and working condition of the equipment.  Intangible assets, representing the Companies’ customer list and slot club program, were recorded at fair value, which was calculated based upon comparable customer lists and slot programs with other casinos operating in the Las Vegas and surrounding market.  In accordance with the provisions of SFAS No. 141, the remainder of the purchase price was allocated to goodwill. Management believes that the goodwill arose from the Companies’ dominance in and the growing Mesquite, Nevada market, the value of the existing workforce and existing accounting and operating infrastructure.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of the Companies at the date of acquisition. The purchase price allocation is in process and will be completed within one year of the acquisition; thus, the allocation of the purchase price is subject to refinement.

At December 20, 2004
Current assets	$15,600
Property and equipment	100,200
Other non-current assets	3,300
Intangibles	4,600

B & BB, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Notes to Condensed Financial Statements (unaudited) (continued)

3.             Purchase of Equity Interests (continued)

At December 20, 2004
Goodwill	43,000
Total assets acquired	166,700
Current liabilities	12,800
Long-term liabilities	1,200
Long-term debt assumed	53,300
Total liabilities assumed	67,300

Net assets acquired	$99,400

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the Company at the date of acquisition.

At December 20, 2004

Current assets	$6,200
Property and equipment	4,200
Intangibles	2,300
Goodwill	11,100
Total assets acquired	23,800
Current liabilities	3,700
Long-term debt assumed	100
Total liabilities assumed	3,800

Net assets acquired	$20,000

4.             Long-term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	$125,000	$125,000
12 ¾% senior subordinated notes, non-cash interest will accrue at an annual rate of 12 ¾% in the form of increase accreted value until January 15, 2009. Beginning January 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	43,788	40,068
Revolving credit facility totaling $15 million with Wells Fargo Foothill, at a margin above prime or LIBOR, as defined; collateralized by substantially all real and personal property, leases, intangibles and other interests of the Companies as defined.	1,277	—

B & BB, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Notes to Condensed Financial Statements (unaudited) (continued)

4.             Long-term Debt (continued)

	September 30, 2005	December 31, 2004
	(unaudited)
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $17 at an interest rate of 6.97%, due June 2006	222	363
	170,287	165,431
Less—current portion	(222)	(189)
Total long-term debt	$170,065	$165,242

New Revolving Facility

The Wells Fargo Foothill credit facility (“Foothill Facility’) is secured by substantially all the assets of the Companies. During the life of the Foothill Facility, the Companies may borrow up to the lesser of (1) $15.0 million less the Letter of Credit Usage, as defined, less the Bank Product Reserve, as defined, or (2) the Borrowing Base, as defined, less the Letter of Credit Usage.  At September 30, 2005, the Bank Product Reserve was approximately $359,000 and is based on the fair market value at September 30, 2005 of the interest rate swap owed to Wells Fargo Foothill, Inc.  Accordingly, the availability under the Foothill Facility at September 30, 2005 was limited to $13.4 million.

Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, which is 3.5%, or the Base Rate, as defined, plus the Base Rate Margin, which is 2%.  LIBOR was approximately 4.4% at September 30, 2005.  The Foothill Facility also contains certain financial and other covenants.  These include a minimum trailing twelve-month Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $15,000,000 for the Companies and limitations on other indebtedness and capital expenditures, as defined.  The Companies were in compliance with these covenants at September 30, 2005.

The outstanding balance on the Foothill Facility is a joint and several obligation of the Companies. The condensed balance sheet of the Company reflects the full obligation of the Foothill Facility at September 30, 2005 with the amount recorded on the consolidated balance sheet of VRCC recognized as a deemed distribution to reflect the net obligation of the Foothill Facility on the balance sheet of the Company at September 30, 2005. At September 30, 2005, the net amount of the Foothill Facility recorded on the Company’s balance sheet is $0.

Senior Secured and Senior Subordinated Notes

In December 2004, as part of the Buyout, the VRCC, RBG and B&BB (the “Issuers”) issued $125.0 million of 9% senior secured notes (“Senior Notes”) due on January 15, 2012 and $39.9 million in gross proceeds of 12¾% senior subordinated notes (“Senior Sub Notes”) due January 15, 2013 (collectively the “Notes”).  The Notes are joint and several obligations of the Issuers and all current and future subsidiaries of the Issuers.  Although the Notes are joint and several obligations of the Issuers, the allocation of the balance of the Notes to the individual balance sheets of B&BB, VRCC and RBG was according to the flow of funds at the date of the Buyout with the proceeds of the Senior Notes necessary to purchase the interests of B&BB recorded on the balance sheet of B&BB and the remaining proceeds of the Senior Notes and Senior Sub Notes recording on the balance sheet of VRCC.  The condensed balance

B & BB, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Notes to Condensed Financial Statements (unaudited) (continued)

4.             Long-term Debt (continued)

sheet of the Company reflects the full obligation of the Notes at September 30, 2005 with an amount that is recorded on the consolidated balance sheet of VRCC recognized as a deemed distribution to reflect the net obligation of the Notes recorded on the balance sheet of the Company at September 30, 2005. At September 30, 2005, the net amount of the Notes recorded on the Company’s balance sheet is $20.6 million.

The Senior Notes pay interest semiannually while the Senior Sub Notes accrue interest in the form of increased accreted value until January 15, 2009, when the carrying book value of the Senior Sub Notes will be $66.0 million.  At that point the Senior Sub Notes will pay interest semiannually on the same dates as the Senior Notes.

The indentures (the “Indentures”) governing the Companies’ Notes contain certain customary financial and other covenants, which limit the Companies’ ability to incur additional debt.  The Indentures provide that the Companies may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, on a pro-forma basis after the incurrence of the additional indebtedness is at least 2.00 to 1.00. As of September 30, 2005, the Companies have incurred $0 of additional indebtedness as defined.

The Indentures also contain other covenants which limit the ability of the Issuers and Guarantors, as defined, to pay dividends, redeem stock, or make other distributions, make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined in the Indentures.  There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries.  The Issuers were in compliance with these covenants at September 30, 2005.

The Senior Notes are secured by substantially all existing and future assets of the Issuers and the Guarantors, as defined, as well as the equity interest of the Guarantors, the equity interests of the Acquiring Shareholder and his affiliate in the Issuers.  The Guarantors are all the wholly owned subsidiaries of the Issuers.  The Senior Notes are subordinated to the security interests of the Foothill Facility.  The Senior Sub Notes are subordinate to the Senior Notes and all other indebtedness of the Companies.

5.             Gaming Equipment Financing

The Company from time to time enters into agreements with gaming manufacturers to finance the purchase of gaming equipment.  Contractual terms of the agreements with the gaming manufactures consist of payment terms of less than one year to up to three years without interest.  In the event that an agreement with a gaming manufacturer extends past a year, the Company will impute interest at a rate of 8%.

B & BB, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Notes to Condensed Financial Statements (unaudited) (continued)

5.                                      Gaming Equipment Financing (continued)

Gaming equipment financing consists of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Gaming equipment financing to purchase 273 games, no payments for one year and monthly payments of $145 for 24 months beginning February 2006	$3,119	$—
Gaming equipment financing to purchase 20 games, monthly payments of $7 for 36 months beginning April 2005	208	—
Gaming equipment financing to purchase 35 games, no payments for one year and monthly payments of $8 for 24 months beginning January 2006	173	191
Gaming equipment financing to purchase 4 games, monthly payments of $1 for 36 months beginning April 2005	2	—
Gaming equipment financing to purchase 20 games, monthly payments of $7 for 36 months beginning April 2005	166	—
Gaming equipment financing with terms of less than 12 months	—	280
	3,668	471
Less current portion	(1,237)	(280)
Gaming equipment financing, long-term portion	$2,431	$191

6.             Related Party Transactions

Wingnuts, Inc. is a company that owns an airplane used by the Company.  Wingnuts, Inc. is owned by Mr. Black along with various former stockholders of the Company.  Wingnuts, Inc. charges the Company for business usage of the airplane using hourly rates for actual air time.  Total charges for the three and nine-month periods ended September 30, 2005 and 2004 were $0, $6,000, $0 and $18,000, respectively.

Virgin River Foodmart, Inc. (“Foodmart”), a Nevada corporation, is owned by Mr. Black and former shareholders of the Company and VRCC. Participants in the Company’s slot club program are able to redeem their points for gasoline at the Foodmart.  Foodmart charges the Company the retail amount of gas purchased with player points.  For the three and nine-month periods ended September 30, 2005 and 2004, Foodmart has charged the Company $77,000, $95,000, $210,000 and $252,000, respectively, for gasoline purchased with points from the Company’s slot club program.

Black, LoBello & Pitegoff is a law firm managed by the daughter of Mr. Black. The Company retains Black, LoBello & Pitegoff as outside legal counsel, and have incurred legal fees for legal services in the amount of $14,000, $0, $18,000 and $24,000 for the three and nine-month periods ended September 30, 2005 and 2004, respectively.

Pursuant to the indenture, Mr. Black is entitled to a management fee for his management of the Company’s business of up to 5% of EBITDA, as defined.  The Company has recorded an estimated liability of $288,000 associated with this management fee at September 30, 2005.

B & BB, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Notes to Condensed Financial Statements (unaudited) (continued)

7.             Commitments and Contingencies

In October 2005, the Companies entered into an agreement with Wells Fargo Financial Leasing to lease golf maintenance equipment totaling approximately $1.3 million.  The term of the lease is 36 months at a rate of $29,000.  The Companies are accounting for the lease as an operating lease.

In September 2005, the Companies entered into an agreement with Agilysys NV, LLC to purchase a new property management system for the three properties.  Implementation is expected to begin in December 2005 with a completion date expected to occur before the end of the second quarter 2006.  The estimated cost of this project is approximately $1.7 million.

In September 2005, the Companies entered into an agreement with Infinium Software, Inc. to purchase a new financial management system.  Implementation is expected to begin in December 2005 with a completion date expected to occur before the end of the second quarter in 2006. The estimated cost of this project is approximately $615,000.

In May 2005, the Companies entered into a lease arrangement with Dell Financial Services to lease desktop computers and servers.  The term of the lease is 18 months at a rate of approximately $29,000 a month.  The lease also provides for a renewal period of an additional 18 months at approximately $6,000 a month.  The Companies are accounting for the lease as an operating lease.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We own and operate the CasaBlanca, the Oasis and the Virgin River in Mesquite, Nevada, which is located approximately 80 miles north of Las Vegas. We own three of the four casinos operating in Mesquite and our properties have a dominant market share in Mesquite. Our properties are well established, each having been in operation for at least nine years, and serve as significant drive-in gaming and resort destinations. Our properties collectively feature over 2,200 slot machines, 75 table games, and 2,100 deluxe hotel rooms, and offer extensive amenities, including championship golf courses, full service spas, a bowling center, movie theaters, restaurants, and banquet and conference facilities. With each of our properties, we leverage our extensive value-oriented amenities and emphasis on slot play to target middle market gaming customers.

Our revenues are primarily derived from gaming revenues, which include revenues from slot machines, table games, live keno, race and sports book wagering and bingo. Gaming revenues are generally defined as gaming wins less gaming losses. In addition, we derive a significant amount of revenue from our hotel rooms and our food and beverage outlets. We also derive revenues from our golf courses, spa facilities, timeshare units, bowling center and other amenities. Promotional allowances consist primarily of food and beverages furnished gratuitously to customers. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances. We calculate operating income as net revenues less total operating costs and expenses. Operating income represents only those amounts that relate to our operations and excludes interest income, interest expense, and other non-operating income and expenses.

Our entities are classified as “flow-through” entities under the partnership or Subchapter S provisions of the Internal Revenue Code of 1986, as amended. Under those provisions, the owners of the companies pay or are responsible for reporting our taxable income on their separate returns. Accordingly, a provision for income taxes is not included in our financial data.

RBG, LLC, a Nevada limited-liability company, was formed in February 1997 for the purpose of acquiring the assets of Player’s Island Resort in Mesquite, Nevada, currently operating as the CasaBlanca. RBG, LLC acquired the CasaBlanca for $30.5 million. In February 2001, RBG, LLC formed a subsidiary, Casablanca Resorts, LLC, a Nevada limited-liability company, in order to purchase the assets of the Oasis in Mesquite. RBG, LLC acquired the Oasis for $31.7 million. Currently, RBG, LLC directly owns and operates the CasaBlanca, and through its wholly-owned subsidiary, owns and operates the Oasis. In May 2001, Casablanca Resorts, LLC formed three subsidiaries—Oasis Interval Ownership, LLC, a Nevada limited-liability company; Oasis Recreational Properties, Inc., a Nevada corporation; and Oasis Interval Management, LLC, a Nevada limited-liability company. Oasis Interval Ownership, LLC and Oasis Interval Management, LLC were formed in connection with the operation and management of time share operations. Oasis Recreational Properties, Inc. owns the recreational facility that is associated with the Oasis.

B & B B, Inc., a Nevada corporation, was formed in December 1989 in connection with the construction and development of the Virgin River Hotel & Casino. B & B B, Inc. operates the hotel casino and owns certain personal property including furniture and fixtures, leasehold improvements and gaming equipment within the casino. Virgin River Casino Corporation, a Nevada corporation, was formed in July 1988 in connection with the construction of the Virgin River. Virgin River Casino Corporation currently owns the land and buildings associated with the Virgin River as well as the Mesquite Star. Virgin River Casino Corporation generates income from rents received from B & B B, Inc., which operates the Virgin River.

The Mesquite Star is currently a nonoperating casino, which we acquired out of bankruptcy for $6.3 million in November 2000. The Mesquite Star has 12,000 square feet of gaming space and 210 hotel rooms. We are presently using the property as a special events facility and for overflow hotel traffic from our other properties. We believe that the Mesquite Star gives us a competitive advantage in the Mesquite market because it allows us the flexibility of opening the casino to meet market demand and to maintain our market share in the future on a cost-effective basis.

In order to offer our customers attractive and modern facilities, we plan to continue to renovate our facilities, add amenities and remodel and expand some of our restaurants and spa facilities. In particular, we plan to (i) add a steakhouse, a Starbucks® and an additional movie theater, remodel the buffet restaurant and the coffee shop, and refurbish the hotel rooms at the Virgin River, (ii) add a Starbucks® and a convention facility, expand and remodel the spa facility, recondition the parking lot, and refurbish the hotel rooms at the Oasis, and (iii) add an additional restaurant, expand and remodel the spa facility, remodel the fine dining restaurant, and refurbish the hotel rooms at the CasaBlanca. In addition, to offer a greater variety of slot machines and increase our slot revenue and profitability, we are in the process of converting our slot machines to coinless slot technology or to slot machines with advanced electronic games. As of September 30, 2005, more than 95% of our slot machines had been converted to coinless slot technology or to advanced electronic slot games. For the remainder of 2005 and 2006, we plan to spend an aggregate of approximately $4.2 million in capital expenditures for hotel room renovation, for a consolidation of our laundry operation, and a new property management and back office computer system. Furthermore, to accommodate long-term market growth and high hotel occupancy rates, we plan to spend approximately $20.0 million in capital expenditures, beginning in the fourth quarter 2005 to the first quarter of 2006, to expand the CasaBlanca by adding a 165-room hotel tower and convention center.

Key Performance Indicators

Our operating results are highly dependent on the volume of customers at our properties, which in turn impacts the price we can charge for our hotel rooms and other amenities. We generate a significant portion of our operating income from the gaming and hotel portions of our operations. Key performance indicators in our gaming and hotel operations are as follows:

Gaming revenue indicators – table games drop and slot handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games win percentage is in the range of 15% to 18% of table games drop and our normal slot win percentage is in the range of 5% to 6% of slot handle.

Hotel revenue indicators – hotel occupancy (volume indicator); average daily rate (“ADR,” price indicator); revenue per available room (“REVPAR”), a summary measure of hotel results, combining ADR and occupancy rate.

Most of our revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our industry is capital intensive and we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

Our results of operations tend to be seasonal in nature. Typically, 37% of our operating income is generated in the first quarter and 35% is generated in the second quarter with the remainder being generated during the final half of the year.

Financial Highlights of Virgin River Casino Corporation

For the Three and Nine months Ended September 30, 2005 and 2004 (in thousands):

	Three-months ended September 30,		%	Nine months ended September 30,		%
	2005	2004	Change	2005	2004	Change
Casino revenues	$14,283	$13,770	3.7%	$45,861	$43,207	6.1%
Casino expenses	7,712	7,020	9.9%	22,730	21,564	5.4%
Profit margin	46.0%	49.0%	—	50.4%	50.1%	—

Food and beverage revenues	$7,149	$7,187	(0.5)%	$22,986	$23,072	(0.4)%
Food and beverage expenses	4,589	4,642	(1.1)%	14,407	14,241	1.2%
Profit margin	35.8%	35.4%	—	37.3%	38.3%	—

Hotel revenues	$4,744	$4,138	14.6%	$15,563	$14,695	5.9%
Hotel expenses	1,617	1,902	(15.0)%	5,039	5,555	(9.3)%
Profit margin	65.9%	54.0%	—	67.6%	62.2%	—

Other revenues	$5,046	$5,648	(10.7)%	$19,028	$20,494	(7.2)%
Other expenses	3,448	3,481	(0.9)%	10,817	10,962	(1.3)%

Promotional allowances	$4,315	$3,920	10.1%	$13,822	$12,921	7.0%
Percent of gross revenues	13.8%	12.8%	—	13.4%	12.7%	—

General and administrative expenses	$7,937	$6,726	18.0%	$22,427	$21,214	5.7%
Percent of net revenues	29.5%	25.1%	—	25.0%	24.0%	—

Consolidated Net Revenues. Consolidated net revenues increased by 0.3% to $26.9 million for the three-months ended September 30, 2005 as compared to $26.8 million for the three-months ended September 30, 2004. The increase was primarily due to a $0.5 million increase in casino revenues, a $0.6 million increase in hotel revenues offset by a $0.6 million decrease in other revenues and a $0.4 million increase in promotional allowances.  Consolidated net revenues increased by 1.2% to $89.6 million for the nine months ended September 30, 2005 as compared to $88.5 million for the nine-months ended September 30, 2004. The increase was primarily due to a $2.7 million increase in casino revenues, a $0.9 million increase in hotel revenues offset by a $1.5 million decrease in other revenues and a $0.9 million increase in promotional allowances.

Consolidated Operating Income (Loss). Consolidated operating income (loss) decreased by 168.9% to $(1.0) million for the three-months ended September 30, 2005 as compared to $1.4 million for the three-months ended September 30, 2004. This was mainly due to our higher depreciation and amortization expense and a $1.2 million increase in general and administrative expenses. Consolidated operating income decreased by 35.4% to $6.2 million for the nine months ended September 30, 2005 as compared to $9.6 million for the nine months ended September 30, 2004, due mainly to the same reasons as mentioned above.

Casino. Casino revenues increased 3.7% to $14.3 million for the three-months ended September 30, 2005 as compared to $13.8 million for the three-months ended September 30, 2004. The increase in casino revenues was due to the increase in slot revenues, which increased $0.5 million between periods as coin-in increased $12.5 million or 5.6%, offset by decreased overall hold. Casino profit margin decreased to 46.0% for the three-months ended September 30, 2005 as compared to 49.0% for three-months ended September 30, 2004. The decrease in casino profit margin is primarily due to flat coin-in and increased play on games with a lower hold. Overall casino expenses increased 9.9% for the three-months ended September 30, 2005 compared to the same period in the prior year mainly due to the increase in promotional allowances given to gaming customers. Casino revenues increased 6.1% to $45.9 million for the nine months ended September 30, 2005 as compared to $43.2 million for the nine months ended September 30, 2004. The increase in casino revenues was due to the increase in slot revenues, which increased $2.7 million between periods as coin-in increased $25.4 million or 3.6% on increased overall slot hold. Casino profit margin increased to 50.4% for the nine months ended September 30, 2005 as compared to 50.1% for the nine months ended September 30, 2004.  The increase in casino profit margin is primarily due to our increased efficiency due to the purchase of the new ticket-in ticket-out slot machines which allowed us to reduce labor in our slot department. Overall casino expenses increased 5.4% for the nine months ended September 30, 2005 compared to the same period in the prior year mainly due to increased taxes and license fees on increased gaming revenues.

Food and Beverage. Food and beverage revenues were relatively flat decreasing by 0.5% to $7.1 million for the three-months ended September 30, 2005 as compared to $7.2 million for the three-months ended September 30, 2004 mainly due to a 7.0% decrease in restaurant covers, offset by increases in revenues per covers. Food and beverage expenses decreased 1.1% to $4.6 million for the three-months ended September 30, 2005 compared to $4.6 million in the prior year mainly due to the reduced covers.

Food and beverage revenues decreased by 0.4% to $23.0 million for the nine months ended September 30, 2005 as compared to $23.1 million for the nine months ended September 30, 2004 mainly due to a 5.7% decrease in restaurant covers offset by increases in revenues per cover. Food and beverage expenses increased 1.2% to $14.4 million for the nine months ended September 30, 2005 compared to $14.2 million for the same period in the prior year.  Increases in food and beverage expenses were due to general increases in labor and cost of sales.

Hotel. Hotel revenues increased by 14.6% to $4.7 million for the three-months ended September 30, 2005 as compared to $4.1 million for the three-months ended September 30, 2004. The hotel revenue increase was entirely due to an increase in ADR, as overall occupied rooms decreased approximately 6,700 rooms for the three-months ended September 30, 2005 compared to the three-months ended September 30, 2004, of which 6,200 of the room decrease was at the Casablanca as a result of the room remodel.  Hotel expenses decreased 15.0% for the same time period to $1.6 million for the three-months ended September 30, 2005 compared to $1.9 million for the three-months ended September 30, 2004 mainly due to the decreased occupied rooms.  As a result, hotel profit margin increased to 65.9% for the three-months ended September 30, 2005 from 54.0% in the prior year. Hotel revenues increased by 5.9% to $15.6 million for the nine months ended September 30, 2005 as compared to $14.7 million for the nine months ended September 30, 2004. The hotel revenue increase was entirely due to an increase in ADR as overall occupied rooms decreased approximately 5,100 rooms for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, with the number of occupied rooms at the Casablanca declining approximately 12,000 rooms due to the room remodel offset by an increase in occupied rooms at the Oasis.  Hotel expenses decreased 9.3% for the same time period to $5.0 million from $5.6 million mainly due to the decline in occupied rooms.  As a result, hotel profit margin increased to 67.6% for the nine months ended September 30, 2005 from 62.2% in the prior year.

Other Revenues. Other revenues decreased by 10.7% to $5.0 million for the three-months ended September 30, 2005 compared to $5.6 million for the same period in 2004. Other revenue decreased due to a $0.2 million decrease in time share revenue, $0.1 million decrease in golf revenue and $0.1 million in spa revenue during the three-months ended September 30, 2005 compared to the three-months ended September 30, 2004. Other revenues decreased by 7.2% to $19.0 million for the nine months ended September 30, 2005 compared to $20.5 million for the same period in 2004. Other revenue decreased due mainly to a $0.9 million decrease in time share revenue, a $0.4 million decrease in golf revenue and $0.3 million decrease in spa revenue offset by increases in other revenue centers during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Promotional Allowances. Promotional allowances increased by 10.1% to $4.3 million for the three-months ended September 30, 2005 as compared to $3.9 million for the three-months ended September 30, 2004.  As a percent of gross revenues, promotional allowances increased to 13.8% for the three-months ended September 30, 2005 compared to 12.8% in the prior year as we focused our marketing attention on our better gaming customers.  Promotional allowances increased by 7.0% to $13.8 million for the nine months ended September 30, 2005 as compared to $12.9 million for the nine months ended September 30, 2004.  As a percent of gross revenues, promotional allowances increased to 13.4% for the nine months ended September 30, 2005 compared to 12.7% in the prior year as we focused our marketing attention on our better gaming customers.

General and Administrative (“G&A”). G&A expenses increased by 18.0% to $7.9 million for the three-months ended September 30, 2005 as compared to $6.7 million for the three-months ended September 30, 2004.  As a percent of net revenues, G&A expenses increased to 29.5% for the three-months ended September 30, 2005 as compared to 25.1% for the three-months ended September 30, 2004.  The main reason for the increase was due to a $0.6 million increase in medical, a $0.3 million increase in administrative salaries, a $0.2 million increase in management fees, and a $0.2 million in accrued bonuses.  G&A expenses increased by 5.7% to $22.4 million for the nine months ended September 30, 2005 as compared to $21.2 million for the nine months ended September 30, 2004.  As a percent of net revenues, G&A expenses increased to 25.0% for the nine months ended September 30, 2005 as compared to 24.0% in the prior year due to the increase in net revenues and G&A expenses.  The main reason for the increase was due to a $0.6 million increase in management fees, a $0.6 million increase in administrative salaries, a $0.6 million in accrued bonuses offset by a $0.3 million decrease in medical.

Depreciation and Amortization. Depreciation and amortization increased to $2.5 million for the three-months ended September 30, 2005 compared to $1.7 million for the three-months ended September 30, 2004.  Depreciation and amortization increased to $7.3 million for the nine months ended September 30, 2005 compared to $5.4 million for the nine months ended September 30, 2004.  The increase was due to an increase in the depreciable asset base due to the Buyout on December 20, 2004 and slot machine purchases during the year.

Loss on sale and disposal of assets. Loss on disposal of assets increased to $0.1 million for the three-months ended September 30, 2005 compared to $0.0 million for the three-months ended September 30, 2004. Loss on disposal of assets increased to $0.7 million for the nine months ended September 30, 2005 compared to $0.0 million for the nine months ended September 30, 2004.The increase was due to the disposal of slot machines with the purchase of ticket-in ticket-out slot machines during the year.

Change in Fair Value of Swaps. Change in fair value of swaps increased to $0.4 million during the three-months ended September 30, 2005 compared to $(0.3) million in the same period in the prior year.  The increase is due to an increase in the rates during the three-months ended September 30, 2005 compared to the same period in the prior year.  Change in fair value of swaps decreased to $1.1 million during the nine months ended September 30, 2005 compared to $2.7 million in the same period in the prior year.  The decrease is due to a smaller increase in interest rates in the nine months ended September 30, 2005 compared to the same periods in the prior year.

Interest Expense. Interest expense was $4.6 million for the three-months ended September 30, 2005 compared to $1.8 million for the three-months ended September 30, 2004. Interest expense was $13.3 million for the nine months ended September 30, 2005 compared to $5.4 million for the nine months ended September 30, 2004.  The increase in interest expense was due to an increase in our average outstanding borrowings during the three and nine months ended September 30, 2005 compared to the same periods in the prior year.

Liquidity and Capital Resources for Virgin River Casino Corporation

The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks described in our filings with the Securities and Exchange Commission. In addition, construction projects such as our tower and convention center projects entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.

Cash Flows

Our primary sources of liquidity and capital resources have been cash flow from operations and our credit facility. As of September 30, 2005 and December 31, 2004, cash and cash equivalents were $6.9 million and $11.1 million, respectively.

Cash provided by operating activities for the nine months ended September 30, 2005 was $9.5 million compared to $12.0 million for the nine months ended September 30, 2004. The $2.5 million decrease was mainly attributable to a $0.8 million decrease in operating income (excluding depreciation and amortization expense and other noncash charges), $0.3 million related to the lease termination agreement with MDW, LLC and we paid $1.0 million more in cash for interest in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Cash used in investing activities for the nine months ended September 30, 2005 was $10.0 million compared to $1.7 million for the nine months ended September 30, 2004. For the nine months ended

September 30, 2005, the majority of cash used in investing activities consisted of $2.1 million related to gaming equipment purchases at the properties, $2.9 million related to the room remodel at the Casablanca, $0.2 million for the Casablanca spa expansion, $0.3 million for the fine dining expansion at the Casablanca, $0.4 million for the Casablanca tower and convention center, $0.3 million for the Starbucks at the Oasis, $0.4 million related to the Oasis hotel room remodel, $0.2 million for the casino remodel at the Oasis, $0.2 million for the buffet expansion at the Virgin River, $0.4 for laundry equipment and $1.8 million related to various maintenance capital expenditures. In addition, $1.2 million of tax payments was made related to the prior owners that adjusted the purchase price of the Buyout.  The majority of cash used in investing activities for the nine months ended September 30, 2004 related to capital expenditures for slot machines and various maintenance capital expenditures.

Cash used in financing activities for the nine months ended September 30, 2005 was $3.8 million compared to $11.7 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, $1.5 million represented a decrease in the bank overdraft balance, $1.3 million related to payments on long-term debt associated with equipment and time share financing, $1.8 million related to tax distributions, $0.6 million related to payments on gaming equipment financing, and $0.3 million related to payment of debt issuance costs associated with the Senior Notes, Senior Sub Notes, and Foothill Facility. These financing outflows were offset by $1.7 million of borrowings associated with our time share financing and credit line. For the nine months ended September 30, 2004, $11.3 million represented payments on long-term debt (of which $10.0 million was related to our old credit facility and the remainder related to equipment and time share financing), $1.3 million represented a decrease in our bank overdraft balance, $0.9 million in tax distributions and $0.6 million related to payments on our gaming equipment financing.  These financing outflows were offset by $2.3 million of borrowings associated with our time share financing.

Financial Highlights of RBG, LLC For the Three and Nine months Ended September 30, 2005 and 2004 (in thousands):

	Three-months ended September 30,		%	Nine months ended September 30,		%
	2005	2004	Change	2005	2004	Change
Casino revenues	$14,283	$13,770	3.7%	$45,861	$43,207	6.1%
Casino expenses	7,712	7,020	9.9%	22,730	21,564	5.4%
Profit margin	46.0%	49.0%	—	50.4%	50.1%	—

Food and beverage revenues	$7,149	$7,187	(0.5)%	$22,986	$23,072	(0.4)%
Food and beverage expenses	4,589	4,642	(1.1)%	14,407	14,241	1.2%
Profit margin	35.8%	35.4%	—	37.3%	38.3%	—

Hotel revenues	$4,725	$4,070	16.1%	$15,125	$14,237	6.2%
Hotel expenses	1,546	1,620	(4.6)%	4,682	5,020	(6.7)%
Profit margin	67.3%	60.2%	—	69.0%	64.7%	—

Other revenues	$3,378	$3,913	(13.7)%	$14,054	$15,319	(8.3)%
Other expenses	3,448	3,481	(0.9)%	10,817	10,962	(1.3)%

Promotional allowances	$4,295	$3,912	9.8%	$13,802	$12,913	6.9%
Percent of gross revenues	14.5%	13.5%	—	14.1%	13.5%	—

General and administrative expenses	$7,870	$6,751	16.6%	$22,182	$21,052	5.4%
Percent of net revenues	31.2%	27.0%	—	26.3%	25.4%	—

Consolidated Net Revenues. Consolidated net revenues increased by 0.8% to $25.2 million for the three-months ended September 30, 2005 as compared to $25.0 million for the three-months ended September 30, 2004. The increase was primarily due to a $0.5 million increase in casino revenues, a $0.6 million increase in hotel revenues offset by a $0.5 million decrease in other revenues and a $0.4 million increase in promotional allowances.  Consolidated net revenues increased by 1.6% to $84.2 million for the nine months ended September 30, 2005 as compared to $82.9 million for the nine months ended September 30, 2004. The increase was primarily due to a $2.7 million increase in casino revenues, a $0.9 million increase in hotel revenues offset by a $1.3 million decrease in other revenues and a $0.9 million increase in promotional allowances.

Consolidated Operating Income (Loss). Consolidated operating income (loss) decreased by 1,852.6% to an operating loss of $(2.0) million for the three-months ended September 30, 2005 as compared to operating income of $0.1 million for the three-months ended September 30, 2004. Consolidated operating income decreased by 48.9% to $2.8 million for the nine months ended September 30, 2005 as compared to $5.5 million for the nine months ended September 30, 2004. For both periods, the decrease was mainly due to our higher depreciation and amortization expense and the increase in general and administrative expenses.

Casino. Casino revenues increased 3.7% to $14.3 million for the three-months ended September 30, 2005 as compared to $13.8 million for the three-months ended September 30, 2004. The increase in casino revenues was due to the increase in slot revenues, which increased $0.5 million between periods as coin-in increased $12.5 million or 5.6% offset by decreased overall hold. Casino profit margin decreased to 46.0% for the three-months ended September 30, 2005 as compared to 49.0% for three-months ended September 30, 2004. The decrease in casino profit margin is primarily due to flat coin-in and increased play on games with a lower hold. Overall casino expenses increased 9.9% for the three-months ended September 30, 2005 compared to the same period in the prior year mainly due to the increase in promotional allowances given to gaming customers. Casino revenues increased 6.1% to $45.9 million for the nine months ended September 30, 2005 as compared to $43.2 million for the nine months ended September 30, 2004. The increase in casino revenues was due to the increase in slot revenues, which increased $2.7 million between periods as coin-in increased $25.4 million or 3.6% on increased overall slot hold. Casino profit margin increased to 50.4% for the nine months ended September 30, 2005 as compared to 50.1% for nine months ended September 30, 2004.  The increase in casino profit margin is primarily due to our increased efficiency due to the purchase of the new ticket-in ticket-out slot machines which allowed us to reduce labor in our slot department. Overall casino expenses increased 5.4% for the nine months ended September 30, 2005 compared to the same period in the prior year mainly due to increased taxes and license fees on increased gaming revenues.

Food and Beverage. Food and beverage revenues were relatively flat decreasing by 0.5% to $7.1 million for the three-months ended September 30, 2005 as compared to $7.2 million for the three-months ended September 30, 2004 mainly due to a 7.0% decrease in restaurant covers offset by increases in revenues per covers. Food and beverage expenses decreased 1.1% to $4.6 million for the three-months ended September 30, 2005 compared to $4.6 million in the prior year mainly due to the reduced covers.

Food and beverage revenues decreased by 0.4% to $23.0 million for the nine months ended September 30, 2005 as compared to $23.1 million for the nine months ended September 30, 2004 mainly due to a 5.7% decrease in restaurant covers offset by increases in revenues per cover. Food and beverage expenses increased 1.2% to $14.4 million for the nine months ended September 30, 2005 compared to $14.2 million for the same period in the prior year.  Increases in food and beverage expenses were due to general increases in labor and cost of sales.

Hotel. Hotel revenues increased by 16.1% to $4.7 million for the three-months ended September 30, 2005 as compared to $4.1 million for the three-months ended September 30, 2004. The hotel revenue increase was entirely due to an increase in ADR, as overall occupied rooms decreased approximately 5,700 rooms for the three-months ended September 30, 2005 compared to the three-months ended September 30, 2004, of which 6,200 of the room decrease was at the Casablanca as a result of the room remodel.  Hotel expenses decreased 4.6% for the same time period to $1.5 million for the three-months ended September 30, 2005 compared to $1.6 million for the three-months ended September 30, 2004 mainly due to the decreased occupied rooms.  As a result, hotel profit margin increased to 67.3% for the three-months ended September 30, 2005 from 60.2% in the prior year. Hotel revenues increased by 6.2% to $15.1 million for the nine months ended September 30, 2005 as compared to $14.2 million for the nine months ended September 30, 2004. The hotel revenue increase was entirely due to an increase in ADR as overall occupied rooms decreased approximately 4,100 rooms for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, with the number of occupied rooms at the Casablanca declining approximately 12,000 rooms due to the room remodel offset by an increase in occupied rooms at the Oasis.  Hotel expenses decreased 6.7% for the same time period to $4.7 million from $5.0 million mainly due to the decline in occupied rooms.  As a result hotel profit margin increased to 69.0% for the nine months ended September 30, 2005 from 64.7% in the prior year.

Other Revenues. Other revenues decreased by 13.7% to $3.4 million for the three-months ended September 30, 2005 compared to $3.9 million for the same period in 2004. Other revenue decreased due to a $0.2 million decrease in time share revenue, $0.1 million decrease in golf revenue and $0.1 million in spa revenue during the three-months ended September 30, 2005 compared to the three-months ended September 30, 2004. Other revenues decreased by 8.3% to $14.1 million for the nine months ended

September 30, 2005, compared to $15.3 million for the same period in 2004. Other revenue decreased due mainly to a $0.9 million decrease in time share revenue, a $0.4 million decrease in golf revenue and $0.3 million decrease in spa revenue offset by increases in other revenue centers during the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004.

Promotional Allowances. Promotional allowances increased by 9.8% to $4.3 million for the three-months ended September 30, 2005 as compared to $3.9 million for the three-months ended September 30, 2004.  As a percent of gross revenues, promotional allowances increased to 14.5% for the three-months ended September 30, 2005 compared to 13.5% in the prior year as we focused our marketing attention on our better gaming customers.  Promotional allowances increased by 6.9% to $13.8 million for the nine months ended September 30, 2005 as compared to $12.9 million for the nine months ended September 30, 2004.  As a percent of gross revenues, promotional allowances increased to 14.1% for the nine months ended September 30, 2005 compared to 13.5% in the prior year as we focused our marketing attention on our better gaming customers.

General and Administrative. G&A expenses increased by 16.6% to $7.9 million for the three-months ended September 30, 2005 as compared to $6.8 million for the three-months ended September 30, 2004.  As a percent of net revenues, G&A expenses increased to 31.2% for the three-months ended September 30, 2005 as compared to 27.0% for the three-months ended September 30, 2004.  The main reason for the increase was due to a $0.6 million increase in medical, a $0.3 million increase in administrative salaries, a $0.2 million increase in management fees, and a $0.2 million in accrued bonuses. G&A expenses increased by 5.4% to $22.2 million for the nine months ended September 30, 2005 as compared to $21.1 million for the nine months ended September 30, 2004..  As a percent of net revenues, G&A expenses increased to 26.3% for the nine months ended September 30, 2005 as compared to 25.4% in the prior year due to the increases in net revenues. The main reason for the increase was due to a $0.6 million increase in management fees, a $0.6 million increase in administrative salaries, a $0.6 million in accrued bonuses offset by a $0.3 million decrease in medical.

Depreciation and Amortization. Depreciation and amortization increased to $2.0 million for the three-months ended September 30, 2005 compared to $1.4 million for the three-months ended September 30, 2004.  Depreciation and amortization increased to $5.9 million for the nine months ended September 30, 2005 compared to $4.5 million for the nine months ended September 30, 2004.  The increase was due to an increase in the depreciable asset base due to Buyout on December 20, 2004 and slot machine purchases during the year.

Loss on sale and disposal of assets. Loss on disposal of assets increased to $0.1 million for the three-months ended September 30, 2005 compared to $0.0 million for the three-months ended September 30, 2004. Loss on disposal of assets increased to $0.7 million for the nine months ended September 30, 2005 compared to $0.0 million for the nine months ended September 30, 2004. The increase was due to the disposal of slot machines with the purchase of ticket-in ticket-out slot machines during the year.

Change in Fair Value of Swaps. Change in fair value of swaps increased to $0.3 million during the three-months ended September 30, 2005 compared to $(0.2) million in the same period in the prior year.  The increase was due to a change in interest rates for the three-months ended September 30, 2005 compared to the same period in the prior year.  Change in fair value of swaps decreased to $0.8 million during the nine months ended September 30, 2005 compared to $1.9 million in the same period in the prior year.  The decrease is due to a smaller increase in interest rates in the nine months ended September 30, 2005 compared to the same period in the prior year.

Interest Expense. Interest expense was $0.4 million for the three-months ended September 30, 2005 compared to $1.5 million for the three-months ended September 30, 2004. Interest expense was

$1.0 million for the nine months ended September 30, 2005 compared to $4.5 million for the nine months ended September 30, 2004.  The decrease in interest expense was due to a decrease in our average outstanding borrowings during the three and nine months ended September 30, 2005 compared to the same period in the prior year.

Liquidity and Capital Resources of RGB, LLC

The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks described in our filings with the Securities and Exchange Commission. In addition, construction projects such as our tower and convention center projects entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.

Cash Flows

Our primary sources of liquidity and capital resources have been cash flow from operations and our credit facility. As of September 30, 2005 and December 31, 2004, cash and cash equivalents were $5.5 million and $7.5 million, respectively.

Cash provided by operating activities for the nine months ended September 30, 2005 was $9.5 million compared to $6.3 million for the nine months ended September 30, 2004. The $3.2 million increase was mainly attributable to a $0.7 million decrease in operating income (excluding depreciation and amortization expense and other noncash charges) offset by a $3.6 million decrease in cash paid for interest in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2005.

Cash used in investing activities for the nine months ended September 30, 2005 was $8.5 million compared to $1.6 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, the majority of cash used in investing activities consisted of $2.1 million related to gaming equipment purchases at the properties, $2.9 million related to the room remodel at the Casablanca, $0.2 million for the Casablanca spa expansion, $0.3 million for the fine dining expansion at the Casablanca, $0.4 million for the Casablanca tower and convention center, $0.3 million for the Starbucks at the Oasis, $0.4 million related to the Oasis hotel room remodel, $0.2 million for the casino remodel at the Oasis, $0.4 for laundry equipment and $1.8 million related to various maintenance capital expenditures. The majority of cash used in investing activities for the nine months ended September 30, 2004 related to capital expenditures for slot machines and various maintenance capital expenditures.

Cash used in financing activities for the nine months ended September 30, 2005 was $3.0 million compared to $4.6 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, $1.5 million represented a decrease in the bank overdraft balance, $1.1 million related to payments on long-term debt associated with equipment and time share financing and $0.6 million related to payments on gaming equipment financing.  These financing outflows were offset by $0.2 million of borrowings associated with our time share financing. For the nine months ended

September 30, 2004, $3.0 million represented payments on long-term debt (of which $1.8 million was related to our old credit facility and the remainder related to equipment and time share financing), $1.3 million represented a decrease in our bank overdraft balance and $0.6 million related to payments on our gaming equipment financing.  These financing outflows were offset by $0.3 million of borrowings associated with our time share financing.

Financial Highlights of B&BB, Inc.

For the Three and Nine months Ended September 30, 2005 and 2004 (in thousands):

	Three-months ended September 30,		%	Nine months ended September 30,		%
	2005	2004	Change	2005	2004	Change
Casino revenues	$8,390	$7,958	5.4%	$25,935	$23,839	8.8%
Casino expenses	3,450	3,605	(4.3)%	10,884	10,826.5%
Profit margin	58.9%	54.7%	—	58.0%	54.6%	—

Food and beverage revenues	$2,757	$2,769	(0.4)%	$8,752	$8,517	2.8%
Food and beverage expenses	1,852	1,694	9.3%	5,509	5,239	5.2%
Profit margin	32.8%	38.8%	—	37.1%	38.5%	—

Hotel revenues	$1,789	$1,612	11.0%	$6,444	$5,669	13.7%
Hotel expenses	590	720	(18.1)%	1,969	2,213	(11.0)%
Profit margin	67.0%	55.3%	—	69.4%	61.0%	—

Other revenues	$709	$699	1.4%	$2,107	$2,105	0.1%
Other expenses	350	365	(4.1)%	1,100	1,087	1.2%

Promotional allowances	$1,646	$1,745	(5.7)%	$5,547	$5,315	4.4%
Percent of gross revenues	12.1%	13.4%	—	12.8%	13.2%	—

General and administrative expenses	$5,081	$4,572	11.1%	$14,231	$13,031	9.2%
Percent of net revenues	42.3%	40.5%	—	37.8%	37.4%	—

Net Revenues. Net revenues increased by 6.3% to $12.0 million for the three-months ended September 30, 2005 as compared to $11.3 million for the three-months ended September 30, 2004. The increase was primarily due to a $0.4 million increase in casino revenues, a $0.2 million increase in hotel revenues and flat food and beverage revenues.  Net revenues increased by 8.3% to $37.7 million for the nine months ended September 30, 2005 as compared to $34.8 million for the nine months ended September 30, 2004. The increase was primarily due to a $2.1 million increase in casino revenues, a $0.8 million increase in hotel revenues and a $0.2 million increase in food and beverage revenues offset by a $0.2 million increase in promotional allowances.

Operating Income. Operating income decreased by 36.5% to $0.0 million for the three-months ended September 30, 2005 as compared to $0.1 million for the three-months ended September 30, 2004. Operating income increased by 39.6% to $2.1 million for the nine months ended September 30, 2005 as compared to $1.5 million for the nine months ended September 30, 2004.  This was mainly due to increases in casino revenues and flat or improving operating margins.

Casino. Casino revenues increased 5.4% to $8.4 million for the three-months ended September 30, 2005 as compared to $8.0 million for the three-months ended September 30, 2004. The increase in casino revenues was mainly due to the increase in slot revenues, which increased $0.3 million between periods on flat coin-in on increased overall hold. Casino profit margin increased to 68.9% for the three-months ended September 30, 2005 as compared to 54.7% for three-months ended September 30, 2004 due to the increased overall hold and efficiencies generated from the purchase of the new ticket-in ticket-out slot machines which allowed us to reduce labor in our slot department. Overall casino expenses decreased 4.3% for the three months ended September 30, 2005 compared to the same period in the prior year. Casino revenues increased 8.8% to $25.9 million for the nine months ended September 30, 2005 as compared to $23.8 million for the nine months ended September 30, 2004. The increase in casino revenues was due to the increase in slot revenues, which increased $1.5 million between periods as coin-in increased $1.5 million on increased overall slot hold. Table games revenue also increased $0.3 million between periods. Casino profit margin increased to 58.0% for the nine months ended September 30, 2005 as compared to 54.6% for nine months ended September 30, 2004.  The increase in casino profit margin is primarily due to the increased overall hold on relatively flat coin-in and most costs remaining relatively flat as our efficiency increased due to the purchase of the new ticket-in ticket-out slot machines which allowed us to reduce labor in our slot department. Overall casino expenses increased 0.5% for the nine months-months ended September 30, 2005 compared to the same period in the prior year.

Food and Beverage. Food and beverage revenues remained relatively flat at $2.8 million for the three-months ended September 30, 2005 as compared to prior year as covers decreased 10.8% on increased revenue per cover. Food and beverage expenses increased 9.3% to $1.9 million for the three-months ended September 30, 2005 compared to $1.7 million in the prior year mainly due to increase in labor and cost of sales.

Food and beverage revenues increased by 2.8% to $8.8 million for the nine months ended September 30, 2005 as compared to $8.5 million for the nine months ended September 30, 2004 due to increases in revenue per cover as covers decreased 6.1% compared to prior year. Food and beverage expenses increased 5.2% to $5.5 million for the nine months ended September 30, 2005 compared to $5.2 million for the same period in the prior year.  Increases in food and beverage expenses were due to general increases in labor and cost of sales.

Hotel. Hotel revenues increased by 11.0% to $1.8 million for the three-months ended September 30, 2005 as compared to $1.6 million for the three-months ended September 30, 2004. The hotel revenue increase was entirely due to an increase in ADR, as overall occupied rooms were down 7,700 for the three-months ended September 30, 2005 compared to the three-months ended September 30, 2004.  Hotel expenses decreased 18.1% for the same time period to $0.6 million from $0.7 million due to the decrease in occupied rooms.   As a result hotel profit margin increased to 67.0% for the three-months ended September 30, 2005 from 55.3% in the prior year. Hotel revenues increased by 13.7% to $6.4 million for the nine months ended September 30, 2005 as compared to $5.7 million for the nine months ended September 30, 2004. The hotel revenue increase was entirely due to an increase in ADR as overall occupied rooms were down 6,700 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.  Hotel expenses decreased 11.0% for the same time period to $2.0 million from $2.2 million due to the decrease in occupied rooms during the nine months ended September 30, 2005 compared to the prior year.  As a result hotel profit margin increased to 69.4% for the nine months ended September 30, 2005 from 61.0% in the prior year.

Other Revenues. Other revenues were flat at $0.7 million for the three-months ended September 30, 2005 and $0.7 million for the same period in 2004. Other revenues were flat at $2.1 million for the nine months ended September 30, 2005 compared to $2.1 million for the same period in 2004.

Promotional Allowances. Promotional allowances remained relatively flat at $1.6 million for the three-months ended September 30, 2005 as compared to $1.7 million for the three-months ended September 30, 2004.  Promotional allowances increased by 4.4% to $5.5 million for the nine months ended September 30, 2005 as compared to $5.3 million for the nine months ended September 30, 2004 as we focused our marketing attention on our better gaming customers.  As a percent of gross revenues, promotional allowances decreased to 12.8% for the nine months ended September 30, 2005 compared to 13.2% in the prior year.

General and Administrative. G&A expenses increased by 14.6% to $5.1 million for the three-months ended September 30, 2005 as compared to $4.6 million for the three-months ended September 30, 2004.  As a percent of net revenues, G&A expenses increased to 42.3% for the three-months ended September 30, 2005 as compared to 40.5% for the three-months ended September 30, 2004.  The main reason for the increase was due to a $0.3 million increase in utilities, $0.3 million in marketing, $0.1 million increase in management fees, and a $0.1 million in accrued bonuses offset by a $0.3 million decrease in medical.  G&A expenses increased 9.2% to $14.2 million for the nine months ended September 30, 2005 as compared to $13.0 million for the nine months ended September 30, 2004.  As a percent of net revenues, G&A expenses remained relatively flat at 37.8% for the nine months ended September 30, 2005 as compared to 37.4% in the prior year.  The main reason for the increase was due to a $0.3 million increase in administrative salaries, $0.3 million increase in management fees, $0.4 million in accrued bonuses and a $0.3 million increase in utility expenses.

Depreciation and Amortization. Depreciation and amortization increased to $0.6 million for the three-months ended September 30, 2005 compared to $0.3 million for the three-months ended September 30, 2004.  Depreciation and amortization increased to $2.0 million for the nine months ended September 30, 2005 compared to $1.0 million for the nine months ended September 30, 2004.  The increase was due to an increase in the depreciable assets and amortization of intangible assets, arising as a result of the Buyout.

Interest Expense. Interest expense was $0.6 million for the three-months ended September 30, 2005 compared to $0.0 million for the three-months ended September 30, 2004. Interest expense was $1.8 million for the nine months ended September 30, 2005 compared to $0.0 million for the nine months ended September 30, 2004. The increase in interest expense was due to the Buyout on December 20, 2004.

Liquidity and Capital Resources for B&BB, Inc.

The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks described in our filings with the Securities and Exchange Commission. In addition, construction projects such as our tower and convention center projects entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.

Cash Flows

Our primary sources of liquidity and capital resources have been cash flow from operations and our credit facility. As of September 30, 2005 and December 31, 2004, cash and cash equivalents were $5.3 million and $5.9 million, respectively.

Cash provided by operating activities for the nine months ended September 30, 2005 was $2.1 million compared to $1.9 million for the nine months ended September 30, 2004. The $0.2 million increase was mainly attributable to a $1.6 million increase in operating income (excluding depreciation and amortization expense and other noncash charges) offset by the $1.0 increase in cash paid for interest and $0.1 million decrease in related party interest income.

Cash used in investing activities for the nine months ended September 30, 2005 was $2.1 million compared to $0.9 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, the majority of cash used in investing activities consisted of the following at the Virgin River: $0.7 million for the room remodel, $0.3 million for the Starbucks, $0.5 million for gaming equipment, $0.1 million for the buffet expansion and $0.6 million for maintenance capital expenditures.  The majority of cash used in investing activities for the nine months ended September 30, 2004 related to capital expenditures for slot machines and various maintenance capital expenditures.

Cash used in financing activities for the nine months ended September 30, 2005 was $0.6 million compared to $0.7 million for the nine months ended September 30, 2004.  The cash used in financing activities for the nine months ended September 30, 2005 consisted of $0.4 million in payments on gaming equipment financing and $0.1 million in payments on long-term debt associated with equipment.  The cash used in financing activities for the nine months ended September 30, 2004 was attributable to $0.6 million in payments on gaming equipment financing and $0.1 million in payment on long-term debt associated with equipment.

Capital Expenditures for Virgin River Casino Corporation, RBG, LLC and B&BB, Inc.

For the remainder of fiscal 2005 and 2006, we plan to spend an aggregate of approximately $4.2 million in capital expenditures for hotel room renovation, for a consolidation of our laundry operation, and for a new property management and back office computer system.  In addition, we plan to spend approximately $20.0 million in capital expenditures for the development and construction of a new 165-room hotel tower and convention center. Of the approximately $24.2 million in capital expenditures referred to above, we plan to spend approximately $2.7 million in fiscal year 2005 and the remainder in 2006.

We believe that existing cash, cash flows from operations, equipment financing and available borrowings under the Foothill Facility will be adequate to satisfy our anticipated uses of capital during the remainder of 2005 and 2006.

Off Balance Sheet Arrangements for Virgin River Casino Corporation, RBG, LLC and B&BB, Inc.

We have no off balance sheet arrangements at September 30, 2005 or December 31, 2004.

Contractual Obligations and Commitments for Virgin River Casino Corporation, RBG, LLC and B&BB, Inc.

In addition to our contractual obligations and commitments presented in our registration statement on Form S-4/A filed with the Securities and Exchange Commission on September 22, 2005, the Companies have the following additional contractual obligations related to our gaming equipment financing as of September 30, 2005:

Year Ending	Amount
(in thousands)
2005	$300
2006	4,651
2007	5,115
2008	619
Total	$10,685

Contractual Obligations and Commitments for Virgin River Casino Corporation, RBG, LLC and B&BB, Inc. (continued)

In October 2005, we entered into an agreement with Wells Fargo Financial Leasing to lease golf maintenance equipment totaling approximately $1.3 million.  The term of the lease is 36 months at a rate of $29,000.  We are accounting for the lease as an operating lease.

In September 2005, we entered into an agreement with Agilysys NV, LLC to purchase a new property management system for the three properties.  Implementation is expected to begin in December 2005 with a completion date expected to occur before the end of the second quarter 2006.  The estimated cost of this project is approximately $1.7 million.

In September 2005, we entered into an agreement with Infinium Software, Inc. to purchase a new financial management system.  Implementation is expected to begin in December 2005 with an completion date expected to occur before the end of the second quarter in 2006. The estimated cost of this project is approximately $615,000.

In May 2005, we entered into a lease arrangement with Dell Financial Services to lease desktop computers and servers.  The term of the lease is 18 months at a rate of approximately $29,000 a month.  The lease also provides for a renewal period of an additional 18 months at approximately $6,000 a month.  We are accounting for the lease as an operating lease.

Critical Accounting Policies for Virgin River Casino Corporation, RBG, LLC and B&BB, Inc.

A description of our critical accounting policies can be found in Item 7 of our registration statement on Form S-4/A filed on September 22, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following table provides information about our long-term debt at September 30, 2005:

	Maturity Date	Face Amount	Carrying Value	Estimated Fair Value
		(in thousands)
Revolving credit facility at an interest rate of 8.25%	December 2008	$15,000	$1,277	$1,277
9% senior secured notes	January 2012	125,000	125,000	130,000
12 ¾% senior subordinated notes	January 2013	66,000	43,788	46,860
Notes payable, interest at 6.97%	September 2006	2,292	686	686
Hypothecation Note, interest at 9.25%	April 2004	10,000	252	252
Notes payable, interest at 7.0%	December 2008	574	47	47
Notes payable, interest at 6.21%	2004-2007	988	195	195
Market value of interest rate swaps	September 2006	758	391	391
Total		$220,612	$171,636	$179,708

We are also exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our debt. Historically, this market risk is managed by utilizing derivative financial instruments in accordance with established policies and procedures. We evaluate our exposure to market risk by monitoring interest rates in the marketplace, and do not utilize derivative financial instruments for trading purposes. Our derivative financial instruments consist exclusively of interest rate swap agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. As of September 30, 2005, as a result of the Buyout, the interest rate swaps related to debt are not matched with any of our specific fixed-rate or variable-rate debt obligations.

The following table provides information about our financial instruments that are sensitive to changes in interest rates:

	As of September 30
	2005	2006	2007	2008	2009	Thereafter	Total
	(dollars in thousands)
Long-term debt (including current portion):
Fixed-rate	$887	$40	$—	$—	$—	$191,000	$192,181
Average interest rate	9.96%	10.06%	10.16%	10.27%	10.30%	10.30%	10.28%
Variable-rate	$252	$—	$—	$1,277	$—	$—	$1,529
Average interest rate	9.75%	—	—	8.75%	—	—	8.91%
Capital leases (including current portion):	$5	$—	$—	$—	$—	$—	$5
Average interest rate	4.67%	—	—	—	—	—	4.67%
Interest rate swaps:
Notional amount	$—	$36,400	$—	$—	$—	$—	$36,400
Average payable rate	—	5.88%	—	—	—	—	5.88%
Average receivable rate		4.06%					4.06%

The gaming equipment financing are agreements that because of their long-term nature we impute interest expense for accounting purposes.  Contractually these agreements carry no interest therefore we believe that there is no exposure to interest rate risk and therefore have excluded those contracts from the presentation above.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the nine months ended September 30, 2005.  This evaluation was done with the participation of our management.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control.  The design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based on this evaluation, we concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)                                  Exhibits:

31.1         Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Curt Mayer

31.2         Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Robert R. Black, Sr.

32.1         Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Curt Mayer

32.2         Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Robert R. Black, Sr.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGIN RIVER CASINO CORPORATION

By:	/s/ Curt Mayer	November 14, 2005
Curt Mayer
Chief Financial Officer

RBG, LLC

By:	/s/ Curt Mayer	November 14, 2005
Curt Mayer
Chief Financial Officer

B & BB, INC.

By:	/s/ Curt Mayer	November 14, 2005
Curt Mayer
Chief Financial Officer