Form 10-Q/A
period 2005-09-30
Virgin River Casino CORP; RBG, LLC; B & B B, Inc.
filed 2005-11-17
CIK 1319842, 1319845, 1319855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-123179

Virgin River Casino Corporation

RBG, LLC

B & B B, Inc.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	88-0238611
NEVADA	86-0860535
NEVADA	88-0254007
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

897 West Mesquite Boulevard
Mesquite, Nevada	89027
(Address of Principal Executive Offices)	(Zip Code)

(702)  346-4000

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

EXPLANATORY NOTE

This Form 10-Q/A amends our previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the “Quarterly Report”) and is being filed solely to make revisions to the following sections in “Item 1 – Financial Statements,” “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) and “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” set forth in the Quarterly Report:

(i)                                     “Cash paid for interest” in the Statements of Cash Flows (unaudited) in each of the financial statements for Virgin River Casino Corporation, RGB, LLC and B&BB, Inc. in “Item 1- Financial Statements”;

(ii)                                  The paragraph captioned “Casino” under the heading “Financial Highlights of Virgin River Casino Corporation For the Three and Nine Months Ended September 30, 2005 and 2004” in the MD&A;

(iii)                               The second paragraph under the caption “Cash Flows” under the heading “Liquidity and Capital Resources for Virgin River Casino Corporation” in the MD&A;

(iv)                              The paragraph captioned “Casino” under the heading “Financial Highlights of RGB, LLC For the Three and Nine Months Ended September 30, 2005 and 2004” in the MD&A;

(v)                                 The second paragraph under the caption “Cash Flows” under the heading “Liquidity and Capital Resources for RGB, LLC” in the MD&A;

(vi)                              The paragraph captioned “Casino” under the heading “Financial Highlights of B&BB, Inc. for the Three and Nine Months Ended September 30, 2005 and 2004” in the MD&A;

(vii)                           The interest rates of the revolving credit facility and the Hypothecation Note in the table disclosing long-term debt at September 30, 2005 in “Item 3 – Quantitative and Qualitative Disclosures About Market Risk”; and

(viii)                        The total “Long-term debt (including current portion): Fixed-rate” in the table disclosing information about financial instruments that are sensitive to change in interest rates in “Item 3 – Quantitative and Qualitative Disclosures About Market Risk”.

All other information in the previously filed Quarterly Report remains unchanged.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Virgin River Casino Corporation Condensed Consolidated Financial Statements (unaudited)
Condensed Consolidated Balance Sheets - September 30, 2005 (unaudited) and December 31, 2004
Condensed Consolidated Statements of Operations (unaudited) For the Three Months and Nine Months Ended September 30, 2005 and 2004
Condensed Consolidated Statements of Cash Flows (unaudited) For the Nine Months Ended September 30, 2005 and 2004
Notes to Condensed Consolidated Financial Statements (unaudited)
RBG, LLC Condensed Consolidated Financial Statements (unaudited)
Condensed Consolidated Balance Sheets - September 30, 2005 (unaudited) and December 31, 2004
Condensed Consolidated Statements of Operations (unaudited) For the Three Months and Nine Months Ended September 30, 2005 and 2004
Condensed Consolidated Statements of Cash Flows (unaudited) For the Nine Months Ended September 30, 2005 and 2004
Notes to Condensed Consolidated Financial Statements (unaudited)
B & B B, Inc. (doing business as Virgin River Casino Hotel/Casino/Bingo) Condensed Financial Statements (unaudited)
Condensed Balance Sheets - September 30, 2005 and December 31, 2004
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
Notes to Condensed Financial Statements (unaudited)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Virgin River Casino Corporation

Condensed Consolidated Balance Sheets
September 30, 2005 and December 31, 2004

(in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,858	$11,114
Accounts receivable, net	673	809
Related party receivables	156	213
Related company receivables	99	1,250
Inventories	1,681	1,680
Property held for vacation interval sales	380	461
Prepaid expenses	3,486	2,911
Current portion of notes receivable	388	414
Total current assets	13,721	18,852
Property and equipment, net	121,244	114,142
Notes receivable, less current portion	2,209	2,487
Other assets	407	413
Deferred financing fees	8,451	9,173
Goodwill and other intangible assets, net	35,267	34,084
Total assets	$181,299	$179,151

Liabilities and Stockholder’s Deficit
Current liabilities:
Bank overdraft	$—	$1,480
Current portion of obligation under capital lease	5	18
Current portion of gaming equipment financing	2,006	582
Current portion of long-term debt	917	1,353
Accounts payable	2,991	3,271
Accrued liabilities	12,960	9,297
Related company payable	1,400	758
Total current liabilities	20,279	16,759
Gaming equipment financing, less current portion	3,891	189
Long-term debt, less current portion	170,106	165,588
Fair value of interest rate swaps	391	1,493
Commitments and contingencies
Minority interest	16,295	16,040
Stockholder’s deficit:
Common stock, no par value; authorized 2,500 shares, 100 shares issued and 88 shares outstanding	—	—
Additional paid-in capital	3,168	3,168
Deemed distribution	(21,102)	(20,672)
Accumulated deficit	(11,729)	(3,414)
Total stockholder’s deficit	(29,663)	(20,918)
Total liabilities and stockholder’s deficit	$181,299	$179,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virgin River Casino Corporation

Condensed Consolidated Statements of Operations (unaudited)
For the Three Months and Nine Months Ended September 30, 2005 and 2004

(in thousands)

	Three months ended		Nine Months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Revenues
Casino	$14,283	$13,770	$45,861	$43,207
Food and beverage	7,149	7,187	22,986	23,072
Hotel	4,744	4,138	15,563	14,695
Related company rental income	1,575	1,575	4,725	4,725
Other	3,471	4,073	14,303	15,769
Total revenues	31,222	30,743	103,438	101,468
Less—promotional allowances	(4,315)	(3,920)	(13,822)	(12,921)
Net revenues	26,907	26,823	89,616	88,547
Operating expenses:
Casino	7,712	7,020	22,730	21,564
Food and beverage	4,589	4,642	14,407	14,241
Hotel	1,617	1,902	5,039	5,555
Other	3,448	3,481	10,817	10,962
General and administrative	7,937	6,726	22,427	21,214
Depreciation and amortization	2,465	1,686	7,270	5,396
Loss on sale and disposal of assets	79	2	729	22
Total operating expenses	27,847	25,459	83,419	78,954
Operating (loss) income	(940)	1,364	6,197	9,593
Other income (expense):
Interest expense	(4,571)	(1,768)	(13,287)	(5,383)
Related party interest expense	—	(75)	—	(75)
Change in fair value of interest rate swaps	366	(336)	1,102	2,683
Other	(113)	—	(288)	—
(Loss) income before minority interest	(5,258)	(815)	(6,276)	6,818
Minority interest in loss (income) from RBG, LLC and Casablanca Resorts, LLC	248	635	(254)	(1,110)
Net (loss) income	$(5,010)	$(180)	$(6,530)	$5,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virgin River Casino Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30, 2005 and 2004

(in thousands)

	Nine months ended
	September 30,	September 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(6,530)	$5,708
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,270	5,396
Minority interest in income from RBG, LLC and Casablanca Resorts, LLC	254	1,110
Change in fair value of interest rate swaps	(1,102)	(2,683)
Loss on sale and disposal of assets	729	22
Amortization of deferred financing fees	1,030	207
Accretion of senior subordinated notes	3,721	—
Interest expense on gaming equipment financing	232	—
Cost of vacation intervals sales	81	348
Change in operating assets and liabilities:
Accounts, related company and related party receivables, net	1,395	654
Inventories	(1)	123
Prepaid expenses	(575)	(481)
Accounts payable and accrued liabilities	3,019	1,627
Net cash provided by operating activities	9,523	12,031

Cash flows from investing activities:
Proceeds received from sale of assets	145	6
Capital expenditures	(9,197)	(1,774)
Purchase price adjustment	(1,218)	—
Decrease in notes receivable	304	118
Net cash used in investing activities	(9,966)	(1,650)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,666	2,284
Decrease in bank overdraft	(1,480)	(1,264)
Payment of long-term debt	(1,306)	(11,255)
Payment on gaming equipment financing	(619)	(587)
Payment of obligations under capital lease	(13)	(22)
Payment of financing fees	(307)	—
Change in other assets	29	(37)
Tax distributions paid	(1,783)	(880)
Capital contributions	—	27
Net cash used in financing activities	(3,813)	(11,734)
Net decrease in cash and cash equivalents	(4,256)	(1,353)
Cash and cash equivalents at beginning of year	11,114	8,884
Cash and cash equivalents at end of period	$6,858	$7,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virgin River Casino Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2005 and 2004

(in thousands) (Restated)

	Nine months ended
	September 30,	September 30,
	2005	2004
	(restated)
Supplemental cash flow disclosure:

Cash paid for interest	$6,494	$4,872

Acquisition of assets with gaming equipment financing	$5,202	$385

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

2.                                      Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2005	2004
	(unaudited)
Land	$30,636	$30,630
Buildings	68,450	65,588
Land and leasehold improvements	21,792	21,566
Furniture, fixtures and equipment	39,592	31,420
Construction in progress	1,008	397
	161,478	149,601
Less—accumulated depreciation and amortization	(40,234)	(35,459)
Property and equipment, net	$121,244	$114,142

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

At December 20, 2004

Current assets	$10,000
Property and equipment	100,200
Other non-current assets	3,300
Intangibles	2,300
Goodwill	31,800
Total assets acquired	147,600
Current liabilities	10,200
Long-term liabilities	1,200
Long-term debt assumed	53,200
Total liabilities assumed	64,600

Net assets acquired	$83,000

4.                                      Long-term Debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2005	2004
	(unaudited)
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	$125,000	$125,000
12 ¾% senior subordinated notes, non-cash interest will accrue at an annual rate of 12 ¾% in the form of increase accreted value until January 15, 2009. Beginning January 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	43,788	40,068
Revolving credit facility totaling $15 million with Wells Fargo Foothill, at a margin above prime or LIBOR, as defined; collateralized by substantially all real and personal property, leases, intangibles and other interests of the Companies as defined.	1,277	—
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $37 at an interest rate of 6.97%, due June 2006	464	757
Hypothecation Note at prime plus 3.0% (9.75% at September 30, 2005), collateralized by certain notes receivable as defined; guaranteed by one of the Initial Members, due April 2004	252	572
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $24 at an interest rate of 7.00%, due November 2005	47	251
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $14 at an interest rate of 6.21%, due December 2006	195	293
	171,023	166,941
Less—current portion	(917)	(1,353)
Total long-term debt	$170,106	$165,588

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

Gaming equipment financing consists of the following (in thousands):

	September 30,	December 31,
	2005	2004
	(unaudited)
Gaming equipment financing to purchase 205 games, no payments for one year and monthly payments of $106 for 24 months beginning February 2006	$2,274	$—
Gaming equipment financing to purchase 68 games, no payments for one year and monthly payments of $43 for 24 months beginning January 2006	926	—
Gaming equipment financing to purchase 70 games, no payments for one year and monthly payments of $39 for 24 months beginning March 2006	822	—
Gaming equipment financing to purchase 60 games, monthly payments of $20 for 36 months beginning April 2005	565	—
Gaming equipment financing to purchase 64 games, no payments for one year and monthly payments of $26 for 24 months beginning February 2006	566	—
Gaming equipment financing to purchase 38 games, monthly payments of $13 for 36 months beginning April 2005	344	—
Gaming equipment financing to purchase 20 games, no payments for one year and monthly payments of $8 for 24 months beginning January 2006	171	189
Gaming equipment financing, monthly payments of $3 for 36 months beginning January 2005	69	—
Gaming equipment financing with terms of less than 12 months	160	582
	5,897	771
Less current portion	(2,006)	(582)
Gaming equipment financing, long-term portion	$3,891	$189

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

RGB, LLC

Condensed Consolidated Balance Sheets

September 30, 2005 and December 31, 2004

(in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,493	$7,544
Accounts receivable, net	673	799
Related party receivables	342	213
Related company receivables	99	205
Inventories	1,681	1,680
Property held for vacation interval sales	380	461
Prepaid expenses	3,393	2,823
Current portion of notes receivable	388	414
Total current assets	12,449	14,139
Property and equipment, net	77,398	69,137
Notes receivable, less current portion	2,209	2,487
Other assets	407	399
Goodwill and other intangible assets, net	33,524	34,084
Total assets	$125,987	$120,246

Liabilities and Members’ Deficit
Current liabilities:
Bank overdraft	$—	$1,480
Current portion of obligation under capital lease	5	18
Current portion of gaming equipment financing	2,006	582
Current portion of long-term debt	917	1,353
Accounts payable	2,961	3,154
Accrued liabilities	12,380	8,645
Related company payable	252	200
Total current liabilities	18,521	15,432
Gaming equipment financing, less current portion	3,891	189
Long-term debt, less current portion	170,106	165,588
Fair value of interest rate swaps	391	1,493
Commitments and contingencies
Members’ deficit:
Members’ contributions	116,391	116,391
Deemed distribution	(172,568)	(165,831)
Accumulated deficit	(10,745)	(13,016)
Total members’ deficit	(66,922)	(62,456)
Total liabilities and members’ deficit	$125,987	$120,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

RGB, LLC

Condensed Consolidated Statements of Operations (unaudited)

For the Three Months and Nine Months Ended September 30, 2005 and 2004

(in thousands)

	Three months ended		Nine Months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Revenues
Casino	$14,283	$13,770	$45,861	$43,207
Food and beverage	7,149	7,187	22,986	23,072
Hotel	4,725	4,070	15,125	14,237
Other	3,378	3,913	14,054	15,319
Total revenues	29,535	28,940	98,026	95,835
Less—promotional allowances	(4,295)	(3,912)	(13,802)	(12,913)
Net revenues	25,240	25,028	84,224	82,922
Operating expenses:
Casino	7,712	7,020	22,730	21,564
Food and beverage	4,589	4,642	14,407	14,241
Hotel	1,546	1,620	4,682	5,020
Other	3,448	3,481	10,817	10,962
General and administrative	7,870	6,751	22,182	21,052
Depreciation and amortization	1,994	1,398	5,859	4,542
Loss on sale and disposal of assets	79	2	729	22
Total operating expenses	27,238	24,914	81,406	77,403
Operating (loss) income	(1,998)	114	2,818	5,519
Other income (expense):
Interest expense	(357)	(1,483)	(1,048)	(4,512)
Related party interest expense	—	(41)	—	(41)
Change in fair value of interest rate swaps	262	(241)	789	1,921
Other	(113)	—	(288)	—
Net (loss) income	$(2,206)	$(1,651)	$2,271	$2,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

RGB, LLC

Condensed Consolidated Statements of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2005 and 2004

(in thousands)

	Nine months ended
	September 30,	September 30,
	2005	2004

Cash flows from operating activities:
Net income	$2,271	$2,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,859	4,542
Change in fair value of interest rate swaps	(789)	(1,921)
Loss on sale and disposal of assets	729	22
Amortization of deferred financing fees	—	158
Interest expense on gaming equipment financing	232	—
Cost of vacation intervals sales	81	348
Change in operating assets and liabilities:
Accounts, related company and related party receivables, net	103	660
Inventories	(1)	123
Prepaid expenses	(570)	(473)
Accounts payable and accrued liabilities	1,542	(43)
Net cash provided by operating activities	9,457	6,303

Cash flows from investing activities:
Proceeds received from sale of assets	145	6
Capital expenditures	(8,944)	(1,748)
Decrease in notes receivable	304	118
Net cash used in investing activities	(8,495)	(1,624)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	209	284
Decrease in bank overdraft	(1,480)	(1,264)
Payment of long-term debt	(1,126)	(3,005)
Payment on gaming equipment financing	(619)	(587)
Payment of obligations under capital lease	(13)	(22)
Change in other assets	16	(37)
Net cash used in financing activities	(3,013)	(4,631)
Net (decrease) increase in cash and cash equivalents	(2,051)	48
Cash and cash equivalents at beginning of year	7,544	7,429
Cash and cash equivalents at end of period	$5,493	$7,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

RGB, LLC

Condensed Consolidated Statements of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2005 and 2004

(in thousands) (Restated)

	Nine months ended
	September 30,	September 30,
	2005	2004
	(restated)
Supplemental cash flow disclosure:

Cash paid for interest	$817	$4,091

Acquisition of assets with gaming equipment financing	$5,513	$385

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

2.                                      Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2005	2004
	(unaudited)
Land	$16,690	$16,684
Buildings	31,947	29,257
Land and leasehold improvements	18,032	17,806
Furniture, fixtures and equipment	38,423	30,269
Construction in progress	901	353
	105,993	94,369
Less—accumulated depreciation and amortization	(28,595)	(25,232)
Property and equipment, net	$77,398	$69,137

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

At December 20, 2004

Current assets	$15,600
Property and equipment	100,200
Other non-current assets	3,300
Intangibles	4,600
Goodwill	43,000
Total assets acquired	166,700

At December 20, 2004

Current liabilities	12,800
Long-term liabilities	1,200
Long-term debt assumed	53,300
Total liabilities assumed	67,300

Net assets acquired	$99,400

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to RBG at the date of acquisition.

At December 20, 2004

Current assets	$9,800
Property and equipment	57,600
Other non-current assets	2,800
Intangibles	2,300
Goodwill	31,800
Total assets acquired	104,300
Current liabilities	11,800
Long-term liabilities	900
Long-term debt assumed	46,600
Total liabilities assumed	59,300

Net assets acquired	$45,000

4.                                      Long-term Debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2005	2004
	(unaudited)
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	$125,000	$125,000
12 ¾% senior subordinated notes, non-cash interest will accrue at an annual rate of 12 ¾% in the form of increase accreted value until January 15, 2009. Beginning January 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	43,788	40,068
Revolving credit facility totaling $15 million with Wells Fargo Foothill, at a margin above prime or LIBOR, as defined; collateralized by substantially all real and personal property, leases, intangibles and other interests of the Companies as defined.	1,277	—
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $37 at an interest rate of 6.97%, due June 2006	464	757
Hypothecation Note at prime plus 3.0% (9.75% at September 30, 2005), collateralized by certain notes receivable as defined; guaranteed by one of the Initial Members, due April 2004	252	572
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $24 at an interest rate of 7.00%, due November 2005	47	251
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $14 at an interest rate of 6.21%, due December 2006	195	293
	171,023	166,941
Less—current portion	(917)	(1,353)
Total long-term debt	$170,106	$165,588

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

Gaming equipment financing for RBG consists of the following (in thousands):

	September 30,	December 31,
	2005	2004
	(unaudited)
Gaming equipment financing to purchase 205 games, no payments for one year and monthly payments of $106 for 24 months beginning February 2006	$2,274	$—
Gaming equipment financing to purchase 68 games, no payments for one year and monthly payments of $43 for 24 months beginning January 2006	926	—
Gaming equipment financing to purchase 70 games, no payments for one year and monthly payments of $39 for 24 months beginning March 2006	822	—
Gaming equipment financing to purchase 60 games, monthly payments of $20 for 36 months beginning April 2005	565	—
Gaming equipment financing to purchase 64 games, no payments for one year and monthly payments of $26 for 24 months beginning February 2006	566	—
Gaming equipment financing to purchase 38 games, monthly payments of $13 for 36 months beginning April 2005	344	—
Gaming equipment financing to purchase 20 games, no payments for one year and monthly payments of $8 for 24 months beginning January 2006	171	189
Gaming equipment financing, monthly payments of $3 for 36 months beginning January 2005	69	—
Gaming equipment financing with terms of less than 12 months	160	582
	5,897	771
Less current portion	(2,006)	(582)
Gaming equipment financing, long-term portion	$3,891	$189

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

	RBG	Guarantor Subsidiaries	Eliminations	Total Consolidated
As of and for the year ended September 30, 2005
BALANCE SHEET:
Current Assets, including intercompany accounts	$15,700	$5,971	$(9,222)	$12,449
Property and Equipment, net	49,585	27,813	—	77,398
Goodwill and Other Intangibles	33,524	—	—	33,524
Other assets (liabilities), including intercompany accounts	17,958	813	(16,155)	2,616
	$116,767	$34,597	$(25,377)	$125,987

Current Liabilities	$10,969	$16,774	$(9,222)	$18,521
Long-term debt, less current portion	170,066	40	—	170,106
Gaming equipment financing, less current portion	2,460	1,431	—	3,891
Fair value of interest rate swaps	194	197	—	391
Members’ (Deficit)Equity	(66,922)	16,155	(16,155)	(66,922)
	$116,767	$34,597	$(25,377)	$125,987

As of and for the year ended December 31, 2004
BALANCE SHEET:
Current Assets, including intercompany accounts	$17,596	$5,982	$(9,439)	$14,139
Property and Equipment, net	43,884	25,253	—	69,137
Goodwill and Other Intangibles	34,084	—	—	34,084
Other Assets (liabilities), including intercompany accounts	16,305	755	(14,174)	2,886
	$111,869	$31,990	$(23,613)	$120,246

	RBG	Guarantor Subsidiaries	Eliminations	Total Consolidated
As of and for the year ended December 31, 2004
BALANCE SHEET:

Current Liabilities	$8,353	$16,518	$(9,439)	$15,432
Long-term debt, less current portion	165,232	356	—	165,588

Gaming equipment financing, less current portion	—	189	—	189
Fair value of interest rate swaps	740	753	—	1,493
Members’ (Deficit)Equity	(62,456)	14,174	(14,174)	(62,456)
	$111,869	$31,990	$(23,613)	$120,246

For the three-months ended September 30, 2005
STATEMENT OF OPERATIONS
Net Revenues	$13,446	$11,794	$—	$25,240
Operating Expenses:
Casino	4,166	3,546	—	7,712
Food and beverage	2,290	2,299	—	4,589
Hotel	677	869	—	1,546
Other	2,098	1,350	—	3,448
General and administrative	4,060	3,810	—	7,870
Depreciation and amortization	1,172	822	—	1,994
Loss on sale of assets	16	63	—	79
	14,479	12,759	—	27,238
Operating income	(1,033)	(965)	—	(1,998)
Income from investment in subsidiary	(990)	—	990	—
Change in fair value of swap	77	185	—	262
Other	(113)	—	—	(113)
Interest expense	(147)	(210)	—	(357)
Total other income (expense)	(1,173)	(25)	990	(208)
Net (loss) income	$(2,206)	$(990)	$990	$(2,206)

For the three-months ended September 30, 2004
STATEMENT OF OPERATIONS
Net Revenues	$13,565	$11,463	$—	$25,028
Operating Expenses:
Casino	3,605	3,415	—	7,020
Food and beverage	2,444	2,198	—	4,642
Hotel	782	838	—	1,620
Other	2,167	1,314	—	3,481
General and administrative	3,182	3,569	—	6,751
Depreciation and amortization	643	755	—	1,398
Loss on sale of assets	2	—	—	2
	12,825	12,089	—	24,914
Operating income	740	(626)	—	114
Income from investment in subsidiary	(1,980)	—	1,980	—
Change in fair value of swap	(70)	(171)	—	(241)
Related party interest income (expense)	133	(143)	—	(10)
Interest expense	(474)	(1,040)	—	(1,514)

Total other income (expense)	(2,391)	(1,354)	1,980	(1,765)
Net (loss) income	$(1,651)	$(1,980)	$(1,980)	$(1,651)

For the nine months ended September 30, 2005
STATEMENT OF OPERATIONS
Net Revenues	$43,292	$40,932	$—	$84,224
Operating Expenses:
Casino	12,295	10,435	—	22,730
Food and beverage	7,411	6,996	—	14,407
Hotel	2,107	2,575	—	4,682
Other	6,137	4,680	—	10,817
General and administrative	11,173	11,009	—	22,182
Depreciation and amortization	3,376	2,483	—	5,859
Loss on sale of assets	33	696	—	729
	42,532	38,874	—	81,406
Operating income	760	2,058	—	2,818
Income from investment in subsidiary	1,981	—	(1,981)	—
Change in fair value of swap	233	556	—	789
Other	(288)	—	—	(288)
Interest expense	(415)	(633)	—	(1,048)
Total other income (expense)	1,511	(77)	(1,981)	(547)
Net income	$2,271	$1,981	$(1,981)	$2,271

For the nine months ended September 30, 2005
STATEMENT OF CASH FLOWS
Net cash provided by operating activities	$4,196	$5,261	$—	$9,457
Net cash used in investing activities	(4,731)	(3,764)	—	(8,495)
Net cash used in financing activities	(1,384)	(1,629)	—	(3,013)

For the nine months ended September 30, 2004
STATEMENT OF OPERATIONS
Net Revenues	$43,478	$39,444	$—	$82,922
Operating Expenses:
Casino	11,154	10,410	—	21,564
Food and beverage	7,391	6,850	—	14,241
Hotel	2,408	2,612	—	5,020
Other	6,218	4,744	—	10,962
General and administrative	10,040	11,012	—	21,052
Depreciation and amortization	2,074	2,468	—	4,542
Loss on sale of assets	22	—	—	22
	39,307	38,096	—	77,403

Operating income	4,171	1,348	—	5,519
Loss from investment in subsidiary	(812)	—	812	—
Change in fair value of swap	569	1,352	—	1,921
Related party interest income (expense)	388	(429)	—	(41)
Interest expense	(1,429)	(3,083)	—	(4,512)
Total other income (expense)	(1,284)	(2,160)	812	(2,632)
Net income (loss)	$2,887	$(812)	$812	$2,887

STATEMENT OF CASH FLOWS
Net cash provided by operating activities	$4,371	$1,932	$—	$6,303
Net cash used in investing activities	(644)	(980)	—	(1,624)
Net cash used in financing activities	(3,011)	(1,620)	—	(4,631)

B & BB, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Condensed Balance Sheets
September 30, 2005 and December 31, 2004

(in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,338	$5,918
Accounts receivable, net	144	255
Related company receivables	1,259	758
Inventories	390	397
Prepaid expenses	1,517	1,207
Total current assets	8,648	8,535
Property and equipment, net	9,386	5,242
Goodwill and other intangible assets, net	12,874	13,453
Deferred financing fees	1,143	1,244
Other assets	14	12
Total assets	$32,065	$28,486

Liabilities and Stockholder’s Deficit
Current liabilities:
Current portion of long-term debt	$222	$189
Current portion of gaming equipment financing	1,237	280
Accounts payable	1,038	934
Accrued liabilities	6,481	3,505
Related company payable	15	1,250
Total current liabilities	8,993	6,158
Gaming equipment financing, less current portion	2,431	191
Long-term debt, less current portion	170,065	165,242
Fair value of interest rate swaps	391	1,493
Commitments and contingencies
Stockholder’s deficit:
Common stock, no par value; authorized 2,500 shares, 100 shares issued and 88 shares outstanding	—	—
Retained earnings	2,631	2,330
Treasury stock, at cost	(700)	(700)
Deemed Distribution	(151,746)	(146,228)
Total stockholder’s deficit	(149,815)	(144,598)
Total liabilities and stockholder’s deficit	$32,065	$28,486

The accompanying notes are an integral part of these condensed financial statements.

B & BB, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Condensed Statements of Operations (unaudited)
For the Three Months and Nine Months Ended September 30, 2005 and 2004

(in thousands)

	Three months ended		Nine Months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Revenues
Casino	$8,390	$7,958	$25,935	$23,839
Food and beverage	2,757	2,769	8,752	8,517
Hotel	1,789	1,612	6,444	5,669
Other	709	699	2,107	2,105
Total revenues	13,645	13,038	43,238	40,130
Less—promotional allowances	(1,646)	(1,745)	(5,547)	(5,315)
Net revenues	11,999	11,293	37,691	34,815
Operating expenses:
Casino	3,450	3,605	10,884	10,826
Food and beverage	1,852	1,694	5,509	5,239
Hotel	590	720	1,969	2,213
Other	350	365	1,100	1,087
Related company rent	1,575	1,575	4,725	4,725
General and administrative	3,506	2,997	9,506	8,306
Depreciation and amortization	629	335	1,988	1,020
Gain on sale and disposal of assets	—	(72)	(43)	(72)
Total operating expenses	11,952	11,219	35,638	33,344
Operating income	47	74	2,053	1,471
Other income (expense):
Interest expense	(608)	(38)	(1,752)	(27)
Related party interest income	—	75	—	75
Other (expense) income	(608)	37	(1,752)	48
Net (loss) income	$(561)	$111	$301	$1,519

The accompanying notes are an integral part of these condensed financial statements.

B & BB, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Condensed Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30, 2005 and 2004

(in thousands)

	Nine months ended
	September 30,	September 30,
	2005	2004

Cash flows from operating activities:
Net income	$301	$1,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,988	1,020
Gain on sale and disposal of assets	(43)	(72)
Amortization of deferred financing fees	137	—
Interest expense on gaming equipment financing	172	—
Change in operating assets and liabilities:
Accounts and related company receivables, net	(390)	(680)
Inventories	7	7
Prepaid expenses	(310)	(209)
Accounts payable and accrued liabilities	220	283
Net cash provided by operating activities	2,082	1,868

Cash flows from investing activities:
Proceeds received from sale of assets	110	—
Capital expenditures	(2,209)	(914)
Net cash used in investing activities	(2,099)	(914)

Cash flows from financing activities:
Payment of long-term debt	(140)	(131)
Payment on gaming equipment financing	(381)	(565)
Payment of financing fees	(37)	—
Change in other assets	(5)	18
Net cash used in financing activities	(563)	(678)
Net (decrease) increase in cash and cash equivalents	(580)	276
Cash and cash equivalents at beginning of year	5,918	4,058
Cash and cash equivalents at end of period	$5,338	$4,334

The accompanying notes are an integral part of these condensed financial statements.

B & BB, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Condensed Statements of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2005 and 2004

(in thousands) (Restated)

	Nine months ended
	September 30,	September 30,
	2005	2004
	(restated)
Supplemental cash flow disclosure:

Cash paid for interest	$1,093	$27

Acquisition of assets with gaming equipment financing	$3,430	$69

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

2.                                      Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2005	2004
	(unaudited)
Buildings	285	285
Land and leasehold improvements	3,741	3,424
Furniture, fixtures and equipment	24,015	20,984
Construction in progress	546	—
	28,587	24,693
Less—accumulated depreciation and amortization	(19,201)	(19,451)
Property and equipment, net	$9,386	$5,242

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

At December 20, 2004

Current assets	$6,200
Property and equipment	4,200
Intangibles	2,300
Goodwill	11,100
Total assets acquired	23,800
Current liabilities	3,700
Long-term debt assumed	100
Total liabilities assumed	3,800

Net assets acquired	$20,000

4.                                      Long-term Debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2005	2004
	(unaudited)
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	$125,000	$125,000
12 ¾% senior subordinated notes, non-cash interest will accrue at an annual rate of 12 ¾% in the form of increase accreted value until January 15, 2009. Beginning January 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	43,788	40,068
Revolving credit facility totaling $15 million with Wells Fargo Foothill, at a margin above prime or LIBOR, as defined; collateralized by substantially all real and personal property, leases, intangibles and other interests of the Companies as defined	1,277	—
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $17 at an interest rate of 6.97%, due June 2006	222	363
	170,287	165,431
Less—current portion	(222)	(189)
Total long-term debt	$170,065	$165,242

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

37

Gaming equipment financing consists of the following (in thousands):

	September 30,	December 31,
	2005	2004
	(unaudited)
Gaming equipment financing to purchase 273 games, no payments for one year and monthly payments of $145 for 24 months beginning February 2006	$3,119	$—
Gaming equipment financing to purchase 20 games, monthly payments of $7 for 36 months beginning April 2005	208	—
Gaming equipment financing to purchase 35 games, no payments for one year and monthly payments of $8 for 24 months beginning January 2006	173	191
Gaming equipment financing to purchase 4 games, monthly payments of $1 for 36 months beginning April 2005	2	—
Gaming equipment financing to purchase 20 games, monthly payments of $7 for 36 months beginning April 2005	166	—
Gaming equipment financing with terms of less than 12 months	—	280
	3,668	471
Less current portion	(1,237)	(280)
Gaming equipment financing, long-term portion	$2,439	$191

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

Casino. Casino revenues increased 3.7% to $14.3 million for the three-months ended September 30, 2005 as compared to $13.8 million for the three-months ended September 30, 2004. The increase in casino revenues was due to the increase in slot revenues, which increased $0.5 million between periods as coin-in increased $12.5 million or 5.6%, offset by decreased overall hold. Casino profit margin decreased to 46.0% for the three-months ended September 30, 2005 as compared to 49.0% for three-months ended September 30, 2004. The decrease in casino profit margin is primarily due to flat coin-in and increased play on games with a lower hold. Overall casino expenses increased 9.9% for the three-months ended September 30, 2005 compared to the same period in the prior year mainly due to the increase in promotional allowances given to gaming customers. Casino revenues increased 6.1% to $45.9 million for the nine months ended September 30, 2005 as compared to $43.2 million for the nine months ended September 30, 2004. The increase in casino revenues was due to the increase in slot revenues, which increased $3.0 million between periods as coin-in increased $25.4 million or 3.6% on increased overall slot hold. The increase in slot revenue was offset by a $0.4 million decrease in table game revenue.  Casino profit margin increased to 50.4% for the nine months ended September 30, 2005 as compared to 50.1% for the nine months ended September 30, 2004.  The increase in casino profit margin is primarily due to our increased efficiency due to the purchase of the new ticket-in ticket-out slot machines which allowed us to reduce labor in our slot department. Overall casino expenses increased 5.4% for the nine months ended September 30, 2005 compared to the same period in the prior year mainly due to increased taxes and license fees on increased gaming revenues.

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

Cash provided by operating activities for the nine months ended September 30, 2005 was $9.5 million compared to $12.0 million for the nine months ended September 30, 2004. The $2.5 million decrease was mainly attributable to a $0.8 million decrease in operating income (excluding depreciation and amortization expense and other noncash charges), $0.3 million related to the lease termination agreement with MDW, LLC and we paid $1.6 million more in cash for interest in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

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

Casino. Casino revenues increased 3.7% to $14.3 million for the three-months ended September 30, 2005 as compared to $13.8 million for the three-months ended September 30, 2004. The increase in casino revenues was due to the increase in slot revenues, which increased $0.5 million between periods as coin-in increased $12.5 million or 5.6% offset by decreased overall hold. Casino profit margin decreased to 46.0% for the three-months ended September 30, 2005 as compared to 49.0% for three-months ended September 30, 2004. The decrease in casino profit margin is primarily due to flat coin-in and increased play on games with a lower hold. Overall casino expenses increased 9.9% for the three-months ended September 30, 2005 compared to the same period in the prior year mainly due to the increase in promotional allowances given to gaming customers. Casino revenues increased 6.1% to $45.9 million for the nine months ended September 30, 2005 as compared to $43.2 million for the nine months ended September 30, 2004. The increase in casino revenues was due to the increase in slot revenues, which increased $3.0 million between periods as coin-in increased $25.4 million or 3.6% on increased overall slot hold. The increase in slot revenue was offset by a $0.4 million decrease in table game revenue.  Casino profit margin increased to 50.4% for the nine months ended September 30, 2005 as compared to 50.1% for nine months ended September 30, 2004.  The increase in casino profit margin is primarily due to our increased efficiency due to the purchase of the new ticket-in ticket-out slot machines which allowed us to reduce labor in our slot department. Overall casino expenses increased 5.4% for the nine months ended September 30, 2005 compared to the same period in the prior year mainly due to increased taxes and license fees on increased gaming revenues.

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

Cash provided by operating activities for the nine months ended September 30, 2005 was $9.5 million compared to $6.3 million for the nine months ended September 30, 2004. The $3.2 million increase was mainly attributable to a $0.7 million decrease in operating income (excluding depreciation and amortization expense and other noncash charges), $0.3 million associated with the MDW, LLC lease termination, a $0.6 million decrease in collections on receivables offset by a $3.3 million decrease in cash paid for interest and a $1.6 million increase in accounts payable and accrued liabilities associated with the increase in accrued management fees and bonuses during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2005.

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

Casino. Casino revenues increased 5.4% to $8.4 million for the three-months ended September 30, 2005 as compared to $8.0 million for the three-months ended September 30, 2004. The increase in casino revenues was mainly due to the increase in slot revenues, which increased $0.3 million between periods on flat coin-in on increased overall hold. Casino profit margin increased to 58.9% for the three-months ended September 30, 2005 as compared to 54.7% for three-months ended September 30, 2004 due to the increased overall hold and efficiencies generated from the purchase of the new ticket-in ticket-out slot machines which allowed us to reduce labor in our slot department. Overall casino expenses decreased 4.3% for the three months ended September 30, 2005 compared to the same period in the prior year. Casino revenues increased 8.8% to $25.9 million for the nine months ended September 30, 2005 as compared to $23.8 million for the nine months ended September 30, 2004. The increase in casino revenues was due to the increase in slot revenues, which increased $1.5 million between periods as coin-in increased $1.2 million on increased overall slot hold. Table games revenue also increased $0.3 million between periods. Casino profit margin increased to 58.0% for the nine months ended September 30, 2005 as compared to 54.6% for nine months ended September 30, 2004.  The increase in casino profit margin is primarily due to the increased overall hold on relatively flat coin-in and most costs remaining relatively flat as our efficiency increased due to the purchase of the new ticket-in ticket-out slot machines which allowed us to reduce labor in our slot department. Overall casino expenses increased 0.5% for the nine months-months ended September 30, 2005 compared to the same period in the prior year.

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

Critical Accounting Policies for Virgin River Casino Corporation, RBG, LLC and B&BB, Inc.

A description of our critical accounting policies can be found in Item 7 of our registration statement on Form S-4/A filed on September 22, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following table provides information about our long-term debt at September 30, 2005:

	Maturity Date	Face Amount	Carrying Value	Estimated Fair Value
			(in thousands)
Revolving credit facility at an interest rate of 8.75%	December 2008	$15,000	$1,277	$1,277
9% senior secured notes	January 2012	125,000	125,000	130,000
12 ¾% senior subordinated notes	January 2013	66,000	43,788	46,860
Notes payable, interest at 6.97%	September 2006	2,292	686	686
Hypothecation Note, interest at 9.75%	April 2004	10,000	252	252
Notes payable, interest at 7.0%	December 2008	574	47	47
Notes payable, interest at 6.21%	2004-2007	988	195	195
Market value of interest rate swaps	September 2006	758	391	391
Total		$220,612	$171,636	$179,708

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates:

	As of September 30
	2005	2006	2007	2008	2009	Thereafter	Total
	(dollars in thousands)
Long-term debt (including current portion):
Fixed-rate	$887	$40	$—	$—	$—	$191,000	$191,927
Average interest rate	9.96%	10.06%	10.16%	10.27%	10.30%	10.30%	10.28%
Variable-rate	$252	$—	$—	$1,277	$—	$—	$1,529
Average interest rate	9.75%	—	—	8.75%	—	—	8.91%
Capital leases (including current portion):	$5	$—	$—	$—	$—	$—	$5
Average interest rate	4.67%	—	—	—	—	—	4.67%
Interest rate swaps:
Notional amount	$—	$36,400	$—	$—	$—	$—	$36,400
Average payable rate	—	5.88%	—	—	—	—	5.88%
Average receivable rate		4.06%					4.06%

The gaming equipment financing are agreements that because of their long-term nature we impute interest expense for accounting purposes.  Contractually these agreements carry no interest therefore we believe that there is no exposure to interest rate risk and therefore have excluded those contracts from the presentation above.

PART II – OTHER INFORMATION

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

VIRGIN RIVER CASINO CORPORATION

By:	/s/ Curt Mayer	November 17, 2005
Curt Mayer
Chief Financial Officer

RBG, LLC

By:	/s/ Curt Mayer	November 17, 2005
Curt Mayer
Chief Financial Officer

B & BB, INC.

By:	/s/ Curt Mayer	November 17, 2005
Curt Mayer
Chief Financial Officer