Form 10-K
period 2005-12-31
Virgin River Casino CORP; Oasis Recreational Properties, Inc.; Oasis Interval Ownership, LLC; Casablanca Resorts, LLC; B & B B, Inc.; RBG, LLC; Oasis Interval Management, LLC
filed 2006-04-17
CIK 1319842, 1319898, 1319900, 1319908, 1319855, 1319845, 1319894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-123179

VIRGIN RIVER CASINO CORPORATION
RBG, LLC
B & B B, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0238611
Nevada	88-0860535
Nevada	88-0254007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

897 West Mesquite Boulevard, Mesquite, Nevada  89027
(Address and telephone number of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:      (702) 346-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None.

Securities registered pursuant to Section 12(g) of the Act:

None.

(Title of each class)

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                          Yes  ☒   No  ☐

Indicate by check mark if disclosure or delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                         Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                             Accelerated filer  ☐                             Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                         Yes  ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.                                                                                      Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

TABLE OF ADDITIONAL REGISTRANTS

Each of the following direct and indirect subsidiaries of RBG, LLC and each other subsidiary that is or becomes a guarantor of registrant’s registered securities, is also deemed to be a registrant.

Exact name of registrant as specified in its charter	State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.	Address, including zip code, and telephone number, of principal executive offices
Casablanca Resorts, LLC	Nevada	88-0492081	897 West Mesquite Blvd Mesquite, NV 89027 (702) 346-4000
Oasis Interval Ownership, LLC.	Nevada	88-0500066	897 West Mesquite Blvd Mesquite, NV 89027 (702) 346-4000
Oasis Interval Management, LLC	Nevada	88-0500065	897 West Mesquite Blvd Mesquite, NV 89027 (702) 346-4000
Oasis Recreational Properties, Inc.	Nevada	88-0499167	897 West Mesquite Blvd Mesquite, NV 89027 (702) 346-4000

i

PART I

ITEM 1.                             BUSINESS.

The Company

Virgin River Casino Corporation, RGB, LLC and B & B B, Inc., and the direct and indirect wholly owned subsidiaries, Casablanca Resorts, LLC, Oasis Interval Ownership, LLC, Oasis Interval Management, LLC and Oasis Recreational Properties, Inc., own and operate the CasaBlanca Hotel & Casino, or the CasaBlanca, the Oasis Hotel & Casino, or the Oasis and the Virgin River Hotel & Casino, or the Virgin River in Mesquite, Nevada, which is located approximately 80 miles north of Las Vegas. In addition, we own the Virgin River Convention Center (formally known as the Mesquite Star Hotel and Casino), also in Mesquite, Nevada, which is currently used as a special events facility and for overflow hotel traffic from our other properties. The websites for the CasaBlanca, the Oasis and the Virgin River properties are www.cassablancaresort.com, www.oasisresort.com and www.virginriver.com, respectively. We do not have a website for the Virgin River Convention Center.

We own three of the four casino hotels operating in Mesquite maintaining a gaming market share of 68%. Our properties are well established and serve local, regional and national audiences. As of December 31, 2005, our properties collectively feature 2,205 slot machines, 78 table games, 2,149 hotel rooms and 85 timeshare units and offer extensive amenities including championship golf courses, full service spas, a bowling center, a movie theater, both gourmet and casual restaurants, and banquet and conference facilities.

Recent Financing Transactions

Old Notes Offering. On December 20, 2004, we issued and sold $125.0 million aggregate principal amount of our 9% Senior Secured Notes due 2012 and $66.0 million aggregate principal amount at maturity ($39,911,520 in gross proceeds) of our 12 ¾ % Senior Subordinated Notes due 2013, or collectively the old notes, to Jefferies & Company, Inc. in transactions not registered under the Securities Act of 1933, or the Securities Act.

Equity Contribution. Concurrently with the closing of the old notes offering, Robert R. Black, Sr. and his affiliate made a $16.0 million equity contribution to us, of which Robert R. Black, Sr. directly made a $1.0 million equity contribution to us. To finance the additional $15.0 million equity contribution, R. Black Inc. issued a $15.0 million 8% convertible senior secured note to Michael J. Gaughan, the Chief Executive Officer of Coast Casinos, Inc., a subsidiary of Boyd Gaming Corporation. The proceeds of the old notes as well as the $16.0 million equity contribution were used to redeem and purchase the equity interests in Virgin River Casino Corporation, RGB, LLC and B & B B, Inc. not owned by Robert R. Black Sr., or his affiliates and a minority owner, to refinance existing indebtedness and to pay fees and expenses.

Redemption and Purchase. Upon completion of the old notes offering, we redeemed and purchased the equity interests in the Company not owned by Robert R. Black, Sr. or his affiliates and a minority holder. This transaction is hereafter referred to as the Buyout. As depicted in the chart below, following the Buyout, we are beneficially owned by Robert R. Black, Sr. and his affiliates, except for a 1.92% minority interest in RGB, LLC.

Senior Secured Credit Facility. Concurrently with the closing of the old notes offering, we entered into a new $15.0 million senior secure credit facility. This senior secured credit facility replaced our previous credit facility.

The closing of the old notes offering on December 20, 2004 occurred simultaneously with, and was contingent upon, the closing of the Buyout, the equity contribution and our senior secured credit facility, including the receipt of the requisite Nevada gaming approvals for such transactions, which approvals we received on December 16, 2004.

New Notes Exchange Offering. Subsequent to the closing of the old notes offering we filed a registration statement on Form S-4 with the Securities and Exchange Commission, or the Commission, registering new notes for an identical principal amount. Once this registration became effective on September 30, 2005, we conducted an exchange offer of the old notes for the new notes, hereafter referred to as the Senior Secured Notes, the Senior Subordinated Notes, or collectively, the notes. The terms of each of the notes are identical to the corresponding old notes, except that the notes were registered under the Securities Act, are not entitled to certain registered rights relating to the old notes and do not contain provisions for liquidated damages. Each of the notes represents the same debt as the applicable old notes and the notes were issued under the same indentures as the applicable old notes. All of the old notes were exchanged for notes under the exchange offering.

The foregoing transactions are hereafter collective referred to as the Transactions.  The following chart illustrates our corporate structure.

(1)                                 Concurrently with the closing of the old notes offering, Robert R. Black, Sr. and an affiliate of Robert R. Black, Sr. made a $16.0 million equity contribution to us. To finance $15.0 million of the equity contribution, R. Black Inc. issued a $15.0 million 8% convertible senior secured note to Michael J. Gaughan, the Chief Executive Officer of Coast Casinos, Inc., a subsidiary of Boyd Gaming Corporation. The convertible note is secured by 33 1/3% of the equity interests directly and indirectly owned by Robert R. Black, Sr. in the issuers of the notes. The convertible note will mature in four years provided that the convertible note issuer may elect up to three one-year extensions and, effective upon each extension, the interest rate would increase 1% per annum. Notwithstanding the convertible note issuer’s election to extend the maturity, the holder of the convertible note may require the convertible note issuer to then satisfy the note, but in such event, at the convertible note issuer’s option, the convertible note may be satisfied either in cash or in shares of common stock (or any conversion thereof) representing a 33 1/3% fully-diluted interest (decreased in proportion to any principal paid in cash) in the common stock of each of the issuers or, if formed, a holding company that wholly owns the issuers of the notes or a surviving entity of a merger or combination of the issuers of the notes.

The convertible note will be solely the obligation of R. Black, Inc. and will not be guaranteed by us, will not be secured by any of our assets, and will not otherwise be our obligation.

(2)                                 B & B B, Inc. owns the Virgin River personal property.

(3)                                 Virgin River Casino Corporation owns the Virgin River real property as well as the Virgin River Convention Center.

(4)                                 RBG, LLC owns the CasaBlanca Hotel & Casino.

(5)                                 Casablanca Resorts, LLC owns the Oasis.

(6)                                 Casablanca Resorts, LLC, Oasis Interval Ownership, LLC, Oasis Interval Management, LLC and Oasis Recreational Properties, Inc. are guarantors of the notes.

Casino Properties

CasaBlanca Hotel & Casino. The CasaBlanca is a full service entertainment and resort destination located off of exit 120 on Interstate 15. The CasaBlanca targets middle market guests looking for a high-quality gaming experience in a full service resort environment and a value alternative to Las Vegas. The CasaBlanca offers 477 tower rooms (includes 18 suites with Jacuzzi tubs) and 22 timeshare units. The approximately 27,000 square foot casino offers 723 video poker and slot machines, 27 table games, a full service race and sports book, lounge entertainment and dancing. The CasaBlanca offers various resort and entertainment amenities, including championship golf, a full service spa, tennis courts, a lagoon swimming pool with a waterfall and slide, a hot tub, a sand volleyball court and an arcade. In addition, the CasaBlanca offers a 320-seat buffet restaurant, a 180-seat 24-hour café, a 136-seat fine dining restaurant, an ice cream parlor, a Starbucks®, a gift shop and 10,000 square foot banquet and conference facilities. The CasaBlanca is situated on an approximately 43-acre site, containing a parking lot with a capacity for approximately 1,940 cars as well as a 45-unit full service R.V. park. Approximately one mile from the casino hotel, situated on a 221-acre site, is the CasaBlanca Golf Club featuring an 18-hole, 7,011 yard championship course designed by Cal Olson. We lease the land on which the golf club is located pursuant to a 99-year lease that expires in June 2094. We also own approximately 34 acres of unimproved land near the golf club. For the twelve months ended December 31, 2005, the average daily room rate was approximately $61 and the overall occupancy rate was 86%.

Oasis Hotel & Casino. The Oasis is a full service entertainment and resort destination located off of exit 120 on Interstate 15 across Mesquite Boulevard from the CasaBlanca. The Oasis also targets middle market guests looking for value alternatives to Las Vegas and a high quality gaming experience in a full service resort environment. The Oasis offers 950 rooms (includes 49 suites) and 63 timeshare units. The approximately 34,700 square foot casino offers 750 video poker and slot machines, 33 table games, a full service sports book, and a live poker room. The Oasis offers various resort and entertainment amenities, including golf, a full service spa, swimming pools and hot tubs, tennis courts, arcade, go-kart track, miniature golf range, lounge entertainment and a nightclub. In addition, the Oasis offers a 260-seat buffet restaurant, a 210-seat 24-hour café, a 125-seat fine dining restaurant, an ice cream parlor, a gift shop and 5,000 square foot banquet and conference facilities. The Oasis is situated on an approximately 26-acre site, containing a parking lot with a capacity for approximately 1,800 cars as well as an 87 unit full-service R.V. park. Approximately four miles from the casino hotel is the Palms Golf Course featuring an 18-hole and approximately 7,000 yard championship course. The Palms Golf Course straddles the Nevada/Arizona border and is located on a 256-acre site, of which 180 acres is leased from the State of Arizona pursuant to a 10-year lease that expires in May 2008. For the twelve months ended December 31, 2005, the average daily room rate was approximately $37 and the occupancy rate was 86%. In January 2006, Oasis Interval Ownership, LLC entered into an agreement with Global Exchange Development Corp. to sell substantially all of the unsold time share intervals at the Oasis Hotel and Casino. The sale is expected to close in three separate closings each involving approximately one-third of the unsold time share intervals at the Oasis Hotel and Casino. Each close is expected to occur within six months of the preceding close. The first closing occurred in January 2006. See “Item 8. Financial Statements and Supplementary Data–Virgin River Casino Corporation Consolidated Financial Statements–Footnote 12. Subsequent Events.”

Virgin River Hotel & Casino. The Virgin River is located off of exit 122 on Interstate 15 across the highway from the Virgin River Convention Center. The Virgin River mostly attracts local customers and drive-in middle market customers. The Virgin River offers 722 rooms (includes two suites) and a 36,000 square foot casino with 732 video poker and slot machines, 18 table games, a full service race and sports book, a 350-seat bingo parlor, live keno and a poker room. The Virgin River offers various resort and entertainment amenities, including swimming pools and hot tubs, a 24-lane state-of-the art bowling center, four first-run movie theaters, an arcade and a lounge for entertainment and dancing. In addition, the Virgin River offers a 182-seat 24-hour café, a 178-seat buffet restaurant and a gift shop. The Virgin River is situated on an approximately 32-acre site, containing a parking lot with a capacity for approximately 1,650 cars as well as a 47 unit full-service R.V. park. We also own approximately 31 acres of unimproved land adjacent to the Virgin River. For the twelve months ended December 30, 2005, the average daily room rate was approximately $38 and the occupancy rate was 87%.

Virgin River Convention Center. The Virgin River Convention Center is situated on an approximately 14-acre site located off of the Interstate 15 and East Mesquite Boulevard interchange. We acquired the Virgin River Convention Center out of bankruptcy in November 2000. The Virgin River Convention Center has 12,000 square feet of potential gaming space and 210 hotel rooms. We currently use the Virgin River Convention Center as a special event facility and for overflow hotel traffic from our other properties. At acquisition, the Virgin River Convention Center had a gourmet restaurant, a cocktail lounge with a performance stage, one coffee shop, an arcade and a gift shop, none of which is currently in operation. Although the Virgin River Convention Center has 12,000 square feet of potential gaming space, we do not hold a gaming license to operate a casino at the Virgin River Convention Center. We will apply for a gaming license in the future if we determine to operate a casino at the Virgin River Convention Center.

Competition

General. We face competition in the market in which our gaming facilities are located as well as in or near any geographic area from which we attract or expect to attract a significant number of our customers. As a result, our casino properties face direct competition from all other casinos and hotels in the Las Vegas, Nevada region and the Wendover, Nevada region as well as the California gaming market.

Mesquite, Nevada. There are four hotel-casinos in Mesquite, Nevada, three of which are owned by us. In total there are approximately 2,700 hotel rooms in Mesquite, Nevada. Approximately 2,450 of the existing hotel rooms are associated with the four hotel-casinos. Through our three properties, we own approximately 2,150 of those rooms. Also, within the four hotel-casinos there are eleven dining options, nine of those dining options exist at one of our three properties. We also compete with free standing dining facilities in Mesquite, Nevada as a restaurant option. The only other licensed resort gaming facility in Mesquite is the Eureka Casino Hotel, or the Eureka. We believe that the hotel casinos are sufficiently distinct and diversified such that each property caters to a different type of clientele. For instance, the CasaBlanca, which contains a spacious casino floor and a tower hotel, appeals to the customer who seeks to enjoy a mega resort type experience that is away from the hustle and bustle of Las Vegas. On the other hand, the Virgin River caters to the local Mesquite customer who is more likely to be attracted by the intimate gaming atmosphere and amenities such as a bowling alley and movie theaters. With 210 rooms and 2 dining facilities, we believe the Eureka targets the local Mesquite customer and competes directly with the Virgin River and to a lesser extent the Oasis. There is no limit on the number of gaming licenses that may be granted in Mesquite or in some of the other gaming markets in which we compete. In particular, other than zoning limitations and licensing requirements of the City of Mesquite, there are no restrictions on additional casinos being constructed and opened in Mesquite, including by competitors that may have greater financial and other resources than we do.

Las Vegas, Nevada. Many of our competitors in the Las Vegas market have significantly greater name recognition and financial, marketing and other resources than we do. However, our focus on providing value-oriented amenities with a quality casino experience attracts many of the Las Vegas locals who want to enjoy a weekend getaway.

West Wendover, Nevada. West Wendover, Nevada is located on the eastern border of Nevada in Elko County. The city is contiguous with Wendover, Utah and is approximately 120 miles west of Salt Lake City, Utah, less than half the distance between Mesquite and Salt Lake City, Utah. According to the Nevada State Gaming Control Board, the West Wendover casinos collectively contain approximately 3,800 slot machines and more than 180 games and tables as of December 31, 2005. We compete with these casinos for gaming customers located in Salt Lake City, Utah and the outlying areas. Nonetheless, we believe our more favorable climate and more attractive amenities give us a competitive advantage. In West Wendover, during October through January, the average number of days with precipitation ranges from five to nine days with temperatures ranging from 27 to 51 degrees Fahrenheit. Mesquite, on the other hand, has on average two to three days of precipitation with temperatures ranging from 44 to approximately 65 degrees Fahrenheit during the same months.

California Gaming Market. Voters in California approved an amendment to the California constitution in 2000 that gave Native American tribes in California the right to offer a limited number of slots machines and a range of house-banked card games. A number of Native American tribes have already signed and others have begun signing gaming compacts with the State of California. As of June 6, 2005, California has signed 61 compacts with Indian Tribes and casino-style gaming is legal on those tribal lands. According to the National Indian Gaming Commission, there currently are approximately 58 operating tribal casinos in California. In addition, several Native American tribes in California have reached agreements with the State of California that allow for an increased number of gaming machines within the facilities operated by such tribes in exchange for a revenue-based payment to the state. The competitive impact on our gaming establishments from the continued growth of gaming in California cannot be definitively determined but, depending on the nature, extent and location of the growth, the impact could be material.

Many of our competitors have significantly greater name recognition and financial, marketing and other resources than we do. We also compete, to some extent, with other forms of gaming on both a local and national level, including state-sponsored lotteries, Internet gaming, on- and off-track wagering and card parlors. The recent and continued expansion of legalized casino gaming to new jurisdictions throughout the United States has increased competition faced by us and will continue to do so in the future. Additionally, if gaming were legalized or expanded in jurisdictions near our properties or any geographic area from which we expect to attract a significant number of our customers, we could face additional competition which could have a significant adverse impact on our business, financial condition and results of operations. There can be no assurance that we will be able to continue to compete successfully in our existing markets or that we will be able to compete successfully against any such future competition.

Employees

As of December 31, 2005, we employed approximately 2,600 employees. None of our employees is covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

Environmental Matters

We are subject to various federal, state and local environmental laws, ordinances and regulations, including those governing discharges to air and water, the generation, handling, management and disposal of petroleum products and hazardous substances, and the health and safety of our employees. Permits may be required for our operations and these permits are subject to renewal, modification and, in some cases, revocation. In addition, as a property owner and operator, we may be liable for the costs of investigating and remediating hazardous substances or petroleum products on, under, or in our property, without regard to whether we knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, the substances may adversely affect our ability to sell or rent our property or to borrow funds using it as collateral. Additionally, we may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from our property.

We have reviewed environmental assessments, and limited soil and groundwater testing, relating to our properties. As a result, we have become aware that there is contamination present on some of our properties apparently due to past operations, which included a truck stop and a gas station. In particular, groundwater contamination at our Oasis property (which appears to have migrated onto our CasaBlanca property) is the subject of investigation and cleanup activities being conducted by the prior owners of the Oasis. The water supply for the Oasis property and the CasaBlanca properties does not come from ground water that has been contaminated. Although we believe that the prior owners are responsible for such matters under an indemnity agreement we negotiated at the time we purchased the Oasis, we cannot give assurance that we will not incur costs related to this matter. Further, we could be held strictly liable for the environmental clean up of the contaminated properties.

We do not anticipate any material adverse effect on our earnings or competitive position relating to environmental matters, but it is possible that future developments could lead to material environmental compliance costs or other liabilities for us and that these costs could have a material adverse effect on our business and financial condition.

Regulation and Licensing

The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder, or the Nevada Act, and various local regulations. In addition, our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board, the Clark County Liquor and Gaming licensing Board, or the City of Mesquite and other local authorities, or collectively, the Nevada Gaming Authorities.

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things:

•                  the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•                  the establishment and maintenance of responsible accounting practices and procedures;

•                  the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•                  the prevention of cheating and fraudulent practices; and

•                  providing a source of state and local revenues through taxation and licensing fees.

Changes in these laws, regulations and procedures could have an adverse effect on our business, financial condition and results of operations.

Corporations and other entities that operate casinos in Nevada are required to be licensed by the Nevada Gaming Authorities. A gaming license for such activities requires the periodic payment of fees and taxes and is not transferable. In December 2004, we became registered by the Nevada Gaming Commission as publicly traded corporations, or registered corporations. As registered corporations, we are required to periodically submit detailed financial and operating reports to the Nevada Gaming Commission and furnish any other information that the Nevada Gaming Commission may require.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with us in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Our officers, directors and certain key employees must file applications with the Nevada Gaming Authorities and are required to be licensed by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the Nevada Gaming Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

We are required to submit detailed financial and operating reports to the Nevada Gaming Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by us must be reported to the Nevada Gaming Commission.

If it were determined that we violated the Nevada gaming laws, our gaming licenses and registrations with the Nevada Gaming Commission could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada laws at the discretion of the Nevada Gaming Commission. Further, the Nevada Gaming Commission could appoint a supervisor to operate our gaming properties and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of our gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our operations.

As a registered corporation, any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of our voting securities determined if the Nevada Gaming Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. No transfer or issuance of our voting securities can be made without the prior approval of the Nevada Gaming Authorities. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting such investigation.

Although we do not intend to register or sell any equity securities, Nevada law requires any person who acquires more than 5% of a registered corporation’s voting securities to report the acquisition to the Nevada Gaming Commission. Nevada law requires that beneficial owners of more than 10% of a registered corporation’s voting securities apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring the filing for a finding of suitability. Under certain circumstances, an “institutional investor,” as defined in the regulations of the Nevada Gaming Commission, which acquires more than 10%, but not more than 15%, of our voting securities may apply to the Nevada Gaming Commission for a waiver of such finding of suitability if that institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•                  voting on all matters voted on by stockholders;

•                  making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

•                  other activities as the Nevada Gaming Commission may determine to be consistent with such investment intent.

If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or the Chairman of the Nevada State Gaming Control Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We may become subject to disciplinary action if, after receipt of notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we:

•                  pay that person any dividend or interest upon voting securities;

•                  allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

•                  pay remuneration in any form to that person for services rendered or otherwise; or

•                  fail to pursue all lawful efforts to require the unsuitable person to relinquish his voting securities for cash at fair market value.

Additionally, the Clark County Liquor and Gaming Licensing Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

We may be required to disclose to the Nevada State Gaming Control Board and the Nevada Gaming Commission the identities of all holders of the notes. The Nevada Gaming Commission may, in its discretion, require the holder of any debt security of a registered corporation to file applications, be investigated and be found suitable to own the debt security of a registered corporation. If the Nevada Gaming Commission determines that a person is unsuitable to own a debt security, then pursuant to Nevada law, the registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Gaming Commission, it:

•                  pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

•                  recognizes any voting right by the unsuitable person in connection with debt securities;

•                  pays the unsuitable person remuneration in any form; or

•                  makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

We are required to maintain a current ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial holder to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Gaming Commission has the power to require our securities to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Gaming Commission has not imposed such a requirement on us.

We may not make a public offering of securities without the prior approval of the Nevada Gaming Commission if the securities or proceeds from the securities are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for the purposes of constructing, acquiring or financing gaming facilities. Furthermore, any approval, if granted, does not constitute a finding, recommendation or approval by the Nevada Gaming Commission or the Nevada State Gaming Control Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

Changes in our control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby that person obtains control (including foreclosure on the pledged shares), may not occur without the prior approval of the Nevada Gaming Commission. Entities seeking to acquire control or ownership of a registered corporation must satisfy the Nevada State Gaming Control Board and Nevada Gaming Commission in a variety of stringent standards prior to assuming control of such registered corporation. The Nevada Gaming Commission may also require the stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

•                  a percentage of the gross revenues received;

•                  the number of gaming devices operated; or

•                  the number of table games operated.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons, or Licensees, and who is or who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada State Gaming Control Board of the Licensees’ participation in foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada gaming laws. Licensees are also subject to disciplinary action by the Nevada Gaming Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to a foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

Treasury Department Regulations

The Internal Revenue Code and Treasury Regulations require operators of casinos located in the United States to file information returns for United States citizens, including names and addresses of winners, for keno and slot machine winnings in excess of prescribed amounts and table game winnings in which the payout is a certain amount greater than the wager. The Internal Revenue Code and Treasury Regulations also require operators to withhold taxes on some keno, bingo, and slot machines winnings of nonresident aliens. We are unable to predict the extent to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, the other games.

Regulations adopted by the Financial Crimes Enforcement Network, or FinCEN, of the Treasury Department and the gaming regulatory authorities in some of the domestic jurisdictions in which we operate casinos, require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States, which are exempt from the ambit of these regulations. In 2002 FinCEN implemented the suspicious activity reporting rule. This new reporting obligation requires casinos to report suspicious monetary transactions when the casino knows, suspects, or has reason to suspect that the transaction involves the funds derived from illegal activity or is otherwise intended to facilitate illegal activity. The new reporting obligations were effective in March 2003.

Potential Changes in Tax and Regulatory Requirements

In the past, federal and state legislators and officials have proposed changes in tax law, or in the administration of the laws, affecting the gaming industry. Regulatory commissions and state legislatures sometimes consider limitations on the expansion of gaming in jurisdictions where we operate and other changes in gaming laws and regulations. Proposals at the national level have included a federal gaming tax and limitations on the federal income tax deductibility of the cost of furnishing complimentary promotional items to customers, as well as various measures which would require withholding on amounts won by customers or on negotiated discounts provided to customers on amounts owed to gaming companies. It is not possible to determine with certainty the likelihood of possible changes in tax or other laws or in the administration of the laws. The changes, if adopted, could have a material adverse effect on our financial results.

Compliance with Other Laws and Regulations

In addition to the regulations described above, our operations are also subject to extensive state and local laws, regulations and ordinances that apply to non-gaming businesses generally, and, on a periodic basis, we must obtain various other licenses and permits, including those required to sell alcoholic beverages. We have not incurred, and do not expect to incur, material expenditures with respect to these laws and regulations. There can be no assurances, however, that we will not incur material liability under these laws and regulations in the future. See also “Item 1A. Risk Factors—Risks Related to Our Business—Governmental Regulation,” “—Environmental Matters” and “—Factors Beyond Our Control.”

ITEM 1A.       RISK FACTORS.

If any of the following risks actually occurs, our business, financial condition and/or operating results could be materially adversely affected.

Risks Related to Our Business

Geographic Concentration of Properties—We are subject to greater risks than a geographically diversified gaming company.

All of our properties are located in Mesquite, Nevada. Therefore, the impact of many economic and other business factors in Mesquite, and Nevada in general, on our properties are more significant to us than it would be to a geographically diversified gaming company, and we are subject to more significant fluctuations in our operating results than a geographically diversified gaming company would be due to factors such as:

•                  a downturn in local or regional economic conditions;

•                  an increase in competition in the surrounding area;

•                  inaccessibility to our properties due to road construction or closure of Interstate 15; and

•                  natural and other disasters in the surrounding area, including severe weather, flooding, fire, and other casualty losses.

Any of the foregoing factors could limit or result in a decrease in the number of customers at our properties or a decrease in the amount that customers are willing to wager. Although we maintain insurance policies, which may cover certain casualties, insurance proceeds may not adequately compensate us for all economic consequences of any such event. If our properties are not able to generate sufficient cash flow, we may not be able to meet our payment obligations under the notes and our other indebtedness.

Competition—We face substantial competition in the gaming industry.

There is substantial competition among companies in the gaming industry, which includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American land and other forms of legalized gaming. If other casinos operate more successfully, if existing properties are enhanced or expanded, or if additional hotels and casinos are established in and around the locations where we conduct business, we may lose market share. We also compete, to some extent, with other forms of gaming on both a local and national level, including state-sponsored lotteries, Internet gaming, on- and off-track wagering and card parlors. In particular, the legalization of gaming or the expansion of legalized gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a significant adverse effect on our business, financial condition and results of operations. In addition, there is no limit on the number of gaming licenses that may be granted in Mesquite or in some of the other gaming markets in which we compete. In particular, other than zoning limitations and licensing requirements of the City of Mesquite, there are no restrictions on additional casinos being constructed and opened in Mesquite, including by competitors that may have greater financial and other resources than we do.

Our casino properties face direct competition from all other casinos and hotels in the southern Nevada region, including, to some degree, from each other. In addition, we also face competition from all other types of entertainment, recreational activities and other attractions in and near Las Vegas. Future visits to our properties may be negatively affected as customers who have previously visited our properties may choose to experience Las Vegas casinos and hotels with greater name recognition, different attractions, amenities and entertainment options. Further, many of our competitors have greater financial, selling and marketing, technical and other resources than we do. We must continually attract customers to our properties, which requires us to maintain a high level of investment in marketing and customer service. We may not be able to compete effectively with our competitors.

Increased competition also may require us to make substantial capital expenditures to maintain and enhance the competitive positions of our properties, including updating slot machines to reflect changing technology, refurbishing rooms and public service areas periodically, replacing obsolete equipment on an ongoing basis and making other expenditures to increase the attractiveness and add to the appeal of our properties. Because we are highly leveraged, after satisfying our obligations under our outstanding indebtedness, there can be no assurance that we will have sufficient funds to undertake these expenditures or that we will be able to obtain sufficient financing to fund such expenditures. If we are unable to make such expenditures, our competitive position and our results of operations could be materially adversely affected.

Dependence on Management—We rely on our Chairman of the Board, Chief Executive Officer and President, the loss of whose services could materially and adversely affect our business.

Our success is substantially dependent upon the efforts and skills of Robert R. Black, Sr., our Chairman of the Board, Chief Executive Officer and President. Mr. Black is important to our success because he has been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training personnel, identifying opportunities and arranging financing. We have not entered into an employment agreement with Mr. Black. If we were to lose his services, our business, financial condition and results of operations could be materially adversely affected.

Governmental Regulations—We face extensive regulation from gaming and other government authorities.

As owners and operators of gaming facilities, we are subject to extensive Nevada state and local regulation. Nevada state and local government authorities require us and our subsidiaries to obtain gaming licenses and require our officers and key employees to demonstrate suitability to hold gaming licenses. The Nevada state and local government authorities may limit, condition, suspend or revoke a license for any cause deemed reasonable by the respective licensing agency. They may also levy substantial fines against us or our subsidiaries or the individuals involved in violating any gaming laws or regulations. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

No assurances can be given that any new licenses, registrations, findings of suitability, permits and approvals, including for any proposed expansion of our properties, will be given or that existing ones will be renewed when they expire. Any failure to renew or maintain our licenses or receive new licenses when necessary would have a material adverse effect on us.

We are subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages. We also pay substantial taxes and fees in connection with our operations as a gaming company, which taxes and fees are subject to increase or other change at any time. Any changes to these laws could have a material adverse effect on our business, financial condition and results of operations.

The compliance costs associated with these laws, regulations and licenses are significant. A change in the laws, regulations and licenses applicable to our business or a violation of any current or future laws or regulations or our gaming licenses could require us to make material expenditures or could otherwise materially adversely affect our business, financial condition or results of operations. For more detailed information, see “Item 1. Business - Regulation and Licensing.”

Concentration of Ownership—Our Chairman of the Board, Chief Executive Officer and President owns a substantial majority of the Company and could have interests that conflict with the noteholders.

All of our voting equity interests (other than a 1.92% minority interest in RBG, LLC) is directly or indirectly owned by Robert R. Black, Sr., our Chairman of the Board, Chief Executive Officer and President. Mr. Black directly owns 100% of B & B B, Inc. and Virgin River Casino Corporation. Virgin River Casino Corporation, in turn, directly owns 94.23% of RBG, LLC. In addition, Mr. Black and his affiliates directly own 3.85% of the RBG, LLC. As a result, Mr. Black and his affiliates directly or indirectly own an aggregate of 98.08% of RBG, LLC.

There can be no assurance that the interests of Mr. Black will not conflict with the interests of holders of the notes. Because of his controlling interests, he has the power to elect all or a majority of our board, appoint new management and approve any action requiring the approval of holders of our equity interests, including adopting amendments to our organizational documents, approving mergers or sales of substantially all of our assets or changes to our capital structure, or pursuing other transactions which may increase the value of his equity investment even though these transactions may involve risks to the holders of the notes.

Union Efforts to Organize Employees—Our business, financial condition, and results of operation may be harmed by union efforts to organize our employees.

Our employees are not covered by collective bargaining agreements. However, the Industrial Technical and Professional Employees Union has twice sought to organize the workers at our properties. If the Industrial Technical and Professional Employees Union or any other union seeks to organize any of our employees, we could experience disruption in our business and incur significant costs, both of which could have a material adverse effect on our results of operation and financial condition. If a union were successful in organizing any of our employees we could experience significant increases in our labor costs which could also have a material adverse effect on our business, financial condition, and results of operations.

Factors Beyond Our Control—Our business, financial condition and results of operations are dependent in part on a number of factors that are beyond our control.

The economic health of our business is generally affected by a number of factors that are beyond our control, including:

•                  continued increases in healthcare costs;

•                  general economic conditions and economic conditions specific to our primary markets;

•                  levels of disposable income of casino customers;

•                  increases in transportation costs;

•                  local conditions in key gaming markets, including seasonal and weather-related factors;

•                  increase in gaming taxes or fees;

•                  decline in tourism and travel due to occurrences or threats of terrorism or other destabilizing events;

•                  substantial increases in the cost of electricity, natural gas and other forms of energy;

•                  competitive conditions in the gaming industry, including the effect of such conditions on the pricing of our games and products;

•                  the relative popularity of entertainment alternatives to casino gaming that compete for the leisure dollar;

•                  the adoption of anti-smoking regulations; and

•                  an outbreak or suspicion of an outbreak of an infectious communicable disease.

Any of these factors could negatively impact our properties or geographic location in particular or the casino industry generally, and as a result, our business, financial condition and results of operations.

Environmental Matters—We are subject to environmental laws and potential exposure to environmental liabilities. This may cause us to incur costs or affect our ability to develop, sell or rent our property or to borrow money where such property is required to be used as collateral.

We are subject to various federal, state and local environmental laws, ordinances and regulations, including those governing discharges to air and water, the generation, handling, management and disposal of petroleum products and hazardous substances, and the health and safety of our employees. Permits may be required for our operations and these permits are subject to renewal, modification and, in some cases, revocation. In addition, as a property owner and operator, we may be liable for the costs of investigating and remediating hazardous substances or petroleum products on, under, or in our property, without regard to whether we knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, the substances may adversely affect our ability to sell or rent our property or to borrow funds using it as collateral. Additionally, we may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from our property.

We have reviewed environmental assessments, and limited soil and groundwater testing, relating to our properties. As a result, we have become aware that there is contamination present on some of our properties apparently due to past operations, which included a truck stop and a gas station. In particular, groundwater contamination at our Oasis property (which appears to have migrated onto our CasaBlanca property) is the subject of investigation and cleanup activities being conducted by the prior owners of the Oasis. The water supply for the Oasis property and the CasaBlanca property does not come from ground water that has been contaminated. Although we believe that the prior owners are responsible for such matters under an indemnity agreement we negotiated at the time we purchased the Oasis, we cannot assure note holders that we will not incur costs related to this matter. Further, we could be held strictly liable for the environmental clean-up of the contaminated properties.

We do not anticipate any material adverse effects on our earnings or competitive position relating to environmental matters, but it is possible that future developments could lead to material environmental compliance costs or other liabilities for us and that these costs could have a material adverse effect on our business and financial condition.

Risks Associated with Construction Projects—Expansion and renovation efforts are inherently subject to significant development and construction risks.

Our expansion projects and periodic renovations will be subject to the many risks in expanding or renovating an existing enterprise or developing new projects, including unanticipated design, construction, regulatory, environmental and operating problems, and the significant risks commonly associated with implementing an expansion strategy. In particular, any such projects are subject to the risks associated with the following:

•                  the availability of financing and the terms and covenants in our senior credit facility and other debt;

•                  shortages in materials;

•                  insufficient public infrastructure improvements or maintenance;

•                  shortages of skilled labor or work stoppages;

•                  unforeseen construction, scheduling, engineering, environmental or geological problems;

•                  weather interference, floods, fires or other casualty losses;

•                  the failure to obtain required licenses, permits or approvals;

•                  regulatory or private litigation arising out of projects; and

•                  unanticipated cost increases and budget overruns.

In addition, although we design our projects for existing facilities to minimize disruption of business operations, expansion and renovation projects require, from time to time, portions of the existing operations to be closed or disrupted. Any extended disruptions in our operations could have a material adverse affect on our business, financial condition or results of operations.

Uninsured Losses—We may incur losses that are not adequately covered by insurance which may harm our financial condition and results of operations.

Although we maintain insurance which we believe is customary and appropriate for our business, we cannot give assurance that insurance will be available or adequate to cover all loss and damage to which our business and our assets might be subjected. In connection with insurance renewals subsequent to the events of September 11, 2001, the insurance coverage for certain types of damages or occurrences has been diminished substantially and is unavailable at commercial rates. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are underinsured. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property and reduce the funds available for payment of our obligations on the notes.

Risks Related to the Notes

Substantial Debt—Our substantial level of debt could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes and our other debt.

We have substantial debt. As of December 31, 2005 we have total debt of $182.7 million, excluding our swap liability of $0.2 million.

In addition, we and our subsidiaries are permitted under the indentures governing the notes to incur additional debt including up to $15.0 million principal amount of debt under our senior secured credit facility and certain debt to purchase furniture, fixtures and equipment. Additionally, if we satisfy debt coverage tests in our debt agreements, we could issue additional notes and incur further debt. If new debt were to be incurred in the future, the related risks could intensify.

Our substantial debt could have significant effects on our business. For example, it could:

•                  make it more difficult for us to satisfy our obligations under the notes and our other debt;

•                  result in an event of default if we fail to satisfy our obligations under the notes or our other debt or fail to comply with the financial and other restrictive covenants contained in the indentures or our senior secured credit facility, which event of default could result in all of our debt becoming immediately due and payable and could permit our lenders to foreclose on our assets securing such debt;

•                  require us to dedicate a substantial portion of our cash flow from our business operations to pay our debt, thereby reducing the availability of cash flow to fund working capital, capital expenditures, development projects, general operational requirements and other purposes;

•                  limit our ability to obtain additional financing for working capital, capital expenditures and other activities;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•                  increase our vulnerability to general adverse economic and industry conditions or a downturn in our business; and

•                  place us at a competitive disadvantage compared to competitors that are not as highly leveraged.

Any of the above-listed factors could have a material adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the notes and our other debt.

Ability to Service Debt—To service our debt, we will require a significant amount of cash. If we fail to generate sufficient cash flow from future operations, we may have to refinance all or a portion of our debt or seek to obtain additional financing.

We expect to obtain the funds to pay our expenses and to pay the amounts due under the notes, our senior secured credit facility and our other debt primarily from our operations. Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to pay amounts due under our debt, including the notes, or to fund other liquidity needs, including the approximately $3.5 million in aggregate capital expenditures we plan to spend in 2006 for the consolidation of our laundry operation, and for a new property management and back office computer system and approximately $20.0 million beginning in the second half of 2006 to expand the CasaBlanca by adding a 150 to 160 room hotel tower and convention center. If we do not have sufficient cash flow from operations, we may be required to refinance all or part of our then existing debt (including the notes), sell assets, reduce or delay capital expenditures or borrow more money. We cannot assure note holders that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements, including our senior secured credit facility and the indentures governing the notes, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect the value of the notes and our ability to pay the amounts due under the notes. The cash available to us as of December 31, 2005 was $15.6 million, not including $12.8 million available under our senior secured credit facility. There are no restrictions on our ability to use the senior secured credit facility to make payments to holders of the notes.

Value of Collateral Securing the Senior Secured Notes—The fair market value of the collateral securing the Senior Secured Notes may not be sufficient to pay the amounts owed under the Senior Secured Notes. As a result, holders of the Senior Secured Notes may not receive full payment following an event of default.

The Senior Secured Notes and the guarantees thereof are secured by a security interest in substantially all of our and the guarantors’ existing and future assets (other than certain excluded assets) and a pledge of the equity interests owned by Robert R. Black, Sr. and his affiliate in the issuers, subject to certain limitations.

The proceeds of any sale of collateral following an event of default with respect to the Senior Secured Notes may not be sufficient to satisfy, and may be substantially less than, amounts due on the Senior Secured Notes. The total value of the collateral may be less than the amount due on the Senior Secured Notes.

The value of the collateral in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. The collateral does not include contracts,

agreements, licenses (including gaming, and liquor licenses) and other rights that by their express terms prohibit the assignment thereof or the grant of a security interest therein. Some of these may be material to us and such exclusion could have a material adverse effect on the value of the collateral. By its nature, some or all of the collateral may not have a readily ascertainable market value or may not be saleable or, if saleable, there may be substantial delays in its liquidation. To the extent that liens, security interests and other rights granted to other parties (including the lenders under our senior secured credit facility) encumber assets owned by us, those parties have or may exercise rights and remedies with respect to the property subject to their liens that could adversely affect the value of that collateral and the ability of the trustee under the indenture governing the Senior Secured Notes or the holders of the Senior Secured Notes to realize or foreclose on that collateral. Consequently, we cannot assure note holders that liquidating the collateral securing the Senior Secured Notes would produce proceeds in an amount sufficient to pay any amounts due under the Senior Secured Notes after also satisfying the obligations to pay any creditors with prior claims on the collateral.

In addition, under the intercreditor agreement between the trustee under the Senior Secured Note indenture and the lenders under our senior secured credit facility, described below, the right of the lenders to exercise remedies with respect to the collateral could delay liquidation of the collateral. The gaming licensing process, along with bankruptcy laws and other laws relating to foreclosure and sale, as discussed below, also could substantially delay or prevent the ability of the trustee or any holder of the Senior Secured Notes to obtain the benefit of any collateral securing the Senior Secured Notes. Such delays could have a material adverse effect on the value of the collateral.

The indenture governing the Senior Secured Notes and the agreements governing our other secured debt also permit us to designate one or more of our restricted subsidiaries as an unrestricted subsidiary. If we designate a restricted subsidiary as an unrestricted subsidiary, all of the liens on any collateral owned by the unrestricted subsidiary or any of its subsidiaries and any guarantees of the Senior Secured Notes by the unrestricted subsidiary or any of its subsidiaries will be released under the Senior Secured Note indenture but not necessarily under our senior secured credit facility. Designation of an unrestricted subsidiary will reduce the aggregate value of the collateral securing the Senior Secured Notes to the extent that liens on the assets of the unrestricted subsidiary and its subsidiaries are released. In addition, the creditors of the unrestricted subsidiary and its subsidiaries will have a prior claim (ahead of the Senior Secured Notes) on the assets of such unrestricted subsidiary and its subsidiaries.

If the proceeds of any sale of collateral are not sufficient to repay all amounts due on the Senior Secured Notes, the holders of the Senior Secured Notes (to the extent not repaid from the proceeds of the sale of the collateral), would have only an unsecured claim against our remaining assets.

Lien Subordination of Senior Secured Notes—The lien on the collateral securing the Senior Secured Notes is contractually subordinated pursuant to the intercreditor agreement to the liens securing our senior secured credit facility and also is subject to the prior claim of purchase money lenders and holders of mechanics’ liens.

The security interests securing the Senior Secured Notes and the guarantees of the Senior Secured Notes are contractually subordinated to up to $15.0 million principal amount of debt (plus related interest, fees, indemnities, costs and expenses) that may be incurred under our senior secured credit facility, pursuant to an intercreditor agreement between the trustee under the Senior Secured Note indenture and the lenders under our senior secured credit facility. In addition, lenders of furniture, fixtures and equipment financing and other purchase money debt have a security interest in the assets securing that debt, although those assets, so long as they secure only such debt, do not secure the Senior Secured Notes. As a result, upon any distribution to our creditors, whether or not in bankruptcy, liquidation, reorganization or similar proceedings, or following acceleration of our debt or an event of default under such debt, the lenders under our senior secured credit facility and the lenders of furniture, fixtures and equipment financing and other purchase money debt will be entitled to be repaid in full from the proceeds of the assets securing such debt before any payment is made to holders of Senior Secured Notes from such proceeds.

Consequently, it is unlikely that the liquidation of the collateral securing the Senior Secured Notes would produce proceeds in an amount sufficient to pay the amounts due on the Senior Secured Notes after also satisfying the obligations to pay our senior secured credit facility lenders and purchase money lenders, even if the fair market value of the collateral securing the Senior Secured Notes would be sufficient, absent our senior secured credit facility and purchase money debt, to pay all amounts due on the Senior Secured Notes. If the proceeds of any sale of collateral are not sufficient to repay all amounts due on the Senior Secured Notes, the holders of the Senior Secured Notes (to the extent not repaid from the proceeds of the sale of the collateral), would have only an unsecured claim against our remaining assets.

Limited Ability of Holders of Senior Secured Notes to Exercise Remedies—The rights of the trustee and holders of Senior Secured Notes to exercise remedies under the indenture are limited by an intercreditor agreement between the trustee and the lenders under our senior secured credit facility.

A number of the rights and remedies of the trustee and the holders of the Senior Secured Notes are significantly limited under the intercreditor agreement. For instance, if the Senior Secured Notes become due and payable prior to the stated maturity or are not paid in full at the stated maturity at a time during which we have debt outstanding under our senior secured credit facility, the Senior Secured Note trustee will not have the right to foreclose upon the collateral unless and until the lenders under our senior secured credit facility fail to take steps to exercise remedies with respect to or in connection with the collateral within 120 days following notice to such lenders of the occurrence of an event of default under the indenture. In addition, the intercreditor agreement prevents the trustee and the holders of the Senior Secured Notes from pursuing remedies with respect to the collateral in an insolvency proceeding.

The rights and remedies of the Senior Secured Note trustee also are subject to additional practical limitations with respect to certain collateral so long as such collateral also secures our senior secured credit facility. The Senior Secured Note trustee will not have possession of the equity interests of the guarantors or the equity interests owned by Robert R. Black, Sr. and his affiliate in the issuers (even though such equity interests constitute Senior Secured Note collateral), so long as such equity interests also secure our senior secured credit facility. As a result, so long as such equity interests also secure our senior secured credit facility, the trustee (although it does have a perfected security interest in such equity interests) will not be able to take possession of such equity interests upon the occurrence of an event of default under the indenture governing the Senior Secured Notes. In addition, the Senior Secured Note trustee does not have a perfected security interest in certain other portions of the Senior Secured Note collateral—including deposit accounts—that consist of assets that are not perfected by filing a Uniform Commercial Code financing statement, or that require that the issuers or any guarantor, as applicable, cause the trustee to obtain “control” (as defined in the Uniform Commercial Code) or possession of such assets (and, after commercially reasonable efforts, the issuers or such guarantor, as applicable, are unable to cause the trustee to obtain such control or possession).

Limited Ability of Holders of Senior Secured Notes to Realize on Collateral—Gaming laws, bankruptcy laws and other factors may delay or otherwise impede the trustee’s ability to foreclose on the collateral securing the Senior Secured Notes.

In addition to our intercreditor arrangements with lenders under our credit facility, described above, the gaming laws of the State of Nevada and the licensing processes, along with other laws relating to foreclosure and sale, could substantially delay or prevent the ability of the trustee or any holder of the Senior Secured Notes to obtain the benefit of any collateral securing the Senior Secured Notes. For example, if the trustee sought to operate, or retain an operator for, any of our gaming properties, the trustee would be required to obtain Nevada gaming licenses. Potential purchasers of our gaming properties or the gaming equipment would also be required to obtain a Nevada gaming license. This could limit the number of potential purchasers in a sale of our gaming properties or gaming equipment, which may delay the sale of and reduce the price paid for the collateral.

In addition, the trustee’s ability to repossess and dispose of collateral is subject to the procedural and other restrictions of state real estate, commercial and gaming law, as well as the prior approval of the lenders under our senior secured credit facility. Among other things, if the trustee did conduct a foreclosure sale, and if the proceeds of the sale were insufficient, after expenses, to pay all amounts due on the Senior Secured Notes, the trustee might, under certain circumstances, be permitted to assert a deficiency claim against us. There can be no assurance that the trustee would be able to obtain a judgment for the deficiency or that we would have sufficient other assets to pay a deficiency judgment.

Federal bankruptcy law also could impair the trustee’s ability to foreclose upon the collateral. If we or a guarantor become a debtor in a case under the United States Bankruptcy Code, as amended, or the Bankruptcy Code, the automatic stay, imposed by the Bankruptcy Code upon the commencement of a case, would prevent the trustee from foreclosing upon the collateral or (if the trustee has already taken control of the collateral) from disposing of it, without prior bankruptcy court approval.

The bankruptcy court might permit us to continue to use the collateral while the bankruptcy case was pending, even if the Senior Secured Notes were then in default. Under the Bankruptcy Code, holders of Senior Secured Notes and the trustee would be entitled to “adequate protection” of the interest of holders of Senior Secured Notes in the collateral, if necessary to protect against any diminution in value during the case. Because the Bankruptcy Code does not define “adequate protection,” and because the bankruptcy court has broad discretion, however, there can be no assurance that the court would require us to provide holders of Senior Secured Notes with any form of “adequate protection,” or that any protection so ordered would, in fact, be adequate.

In a bankruptcy case, the court would allow a claim for all amounts due under the Senior Secured Notes, including all accrued and unpaid interest through the date of bankruptcy. Under the Bankruptcy Code, interest stops accruing on the date of bankruptcy except under certain specified circumstances, and there can be no assurance that the court would allow a claim for post-bankruptcy interest. If the court held that the value of the collateral securing the Senior Secured Notes was less than the amount due, the trustee would be permitted to assert a secured claim in an amount equal to the collateral’s value and an unsecured claim for the deficiency.

For these and other reasons, if we or our subsidiaries become debtors in cases under the Bankruptcy Code, there can be no assurance:

•      whether any payments under the notes would be made;

•      whether or when the trustee could foreclose upon or sell the collateral;

•      whether the term or other conditions of the notes or any rights of the holders could be altered in a bankruptcy case without the trustee’s or the noteholders’ consent;

•      whether the trustee or note holders would be able to enforce the noteholders’ rights against the guarantors under their guarantees; or

•      whether or to what extent holders of the Senior Secured Notes would be compensated for any delay in payment or decline in the collateral’s value.

Finally, the trustee’s ability to foreclose on the collateral on behalf of the holders of Senior Secured Notes may be subject to the consent of third parties, prior liens (as discussed above) and practical problems associated with the realization of the trustee’s security interest in the collateral.

Senior Subordinated Notes Are Unsecured—If we fail to meet our payment or other obligations under our secured debt, including the Senior Secured Notes and our senior secured credit facility, the holders of our secured debt could foreclose on, and acquire control of, substantially all of our assets.

The Senior Subordinated Notes and the guarantees thereof are unsecured. The Senior Secured Notes and our senior secured credit facility are secured by a security interest in substantially all of our and the guarantors’ existing and future assets (other than certain excluded assets) and a pledge of the equity interests owned by Robert R. Black, Sr. and his affiliate in the issuers, subject to certain limitations. As a result of these security interests, if we fail to meet our payment or other obligations under such secured debt, the trustee of the Senior Secured Notes and the lenders under our senior secured credit facility would be entitled to foreclose on all of our assets and liquidate those assets in accordance with the intercreditor agreement. Similarly, in a bankruptcy or liquidation note holders may not receive any payment on the Senior Subordinated Notes, except to the extent that the value of our assets exceeds our secured debt. Accordingly, we may not have sufficient funds to pay amounts due on the Senior Subordinated Notes. As a result note holders may lose a portion of or the entire value of an investment in the Senior Subordinated Notes.

Subordination of Senior Subordinated Notes—The right to receive payments on the Senior Subordinated Notes or under the guarantees thereof is subordinated to our senior debt, including the Senior Secured Notes and our senior secured credit facility.

The Senior Subordinated Notes and the guarantees thereof are subordinated in right of payment to all of our and the guarantors’ existing and future senior debt, including the Senior Secured Notes and our senior secured credit facility. As a result, upon any distribution to our creditors or the creditors of any of the guarantors in a bankruptcy, liquidation or reorganization or similar proceeding relating to us or any of the guarantors or our or their property, the holders of our or the guarantor’s senior debt, including the Senior Secured Notes and our senior secured credit facility, will be entitled to be paid in full before any payment may be made with respect to the Senior Subordinated Notes or the guarantees thereof. In such case, holders of the Senior Subordinated Notes will participate with trade creditors, other holders of unsecured debt, and any secured creditor not already paid in full in the assets remaining after we and the guarantors have paid all of the senior debt. In these cases, we and the guarantors may not have sufficient funds to pay all of our creditors, and holders of the Senior Subordinated Notes may receive less, ratably, than the holders of our senior debt.

In addition, all payments on the Senior Subordinated Notes and the guarantees thereof, including the principal of and premium, if any, and interest (and Liquidated Damages, if any) on the Senior Subordinated Notes, or on account of the redemption provisions of the Senior Subordinated Notes or any repurchases of Senior Subordinated Notes, will be blocked in the event of a payment default on our designated senior debt and may be blocked for up to 179 of 360 consecutive days in the event of certain non-payment defaults on our designated senior debt.

As of December 31, 2005, the Senior Subordinated Notes and the guarantees thereof were subordinated to approximately $137.3 million of senior debt, consisting of $125.0 million aggregate principal amount of the Senior Secured Notes, $9.5 million of gaming equipment financing, $0.7 million of equipment financing, $2.0 million borrowed on the senior secured credit facility, and $94,000 of timeshare financing. Additionally, as of December 31, 2005, approximately $12.8 million was available for borrowing as additional senior debt under our senior secured credit facility. We are permitted to borrow substantial additional debt, including senior debt, in the future under the terms of the indenture governing the Senior Subordinated Notes.

Restrictive Covenants—The indentures governing the notes and our senior secured credit facility contain covenants that significantly restrict our operations.

The indentures governing the notes and the agreement governing our senior secured credit facility contain, and any other future debt agreements may contain, numerous covenants imposing financial and operating restrictions on our business. These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct of our current business. These covenants restrict on our ability and the ability of our restricted subsidiaries to, among other things:

•      pay dividends, redeem stock or make other distributions or restricted payments;

•      incur debt or issue preferred equity interests;

•      make certain investments;

•      create liens;

•      agree to payment restrictions affecting the subsidiary guarantors;

•      consolidate or merge;

•      sell or otherwise transfer or dispose of assets, including equity interests of our restricted subsidiaries;

•      enter into transactions with our affiliates;

•      designate our subsidiaries as unrestricted subsidiaries; and

•      use the proceeds of permitted sales of our assets.

The indentures governing the notes do not allow us to incur additional debt unless the debt is classified as permitted indebtedness or we meet certain financial ratios. Permitted indebtedness includes, among other things:

•      indebtedness evidenced by the notes or refinancing of the notes;

•      indebtedness to finance purchases of furniture, fixture and equipment, or FF&E, so long as the financing does not exceed $2.5 million for non-gaming FF&E;

•      indebtedness to finance our general liability insurance premium so long as the amount does not exceed $1.0 million;

•      indebtedness secured by our contracts between us and owners of timeshare interests in our timeshare units so long as the amount does not exceed $1.0 million; and

•      other indebtedness in an amount not to exceed $1.0 million.

We may also incur additional indebtedness that does not qualify as permitted indebtedness if we are not in default under our existing indebtedness and we meet certain financial ratios after incurring such additional indebtedness. In addition, we may incur a maximum of $15.0 million in indebtedness under our senior secured credit facility. Our organizational documents do not contain any limitations on the amount or percentage of indebtedness we may incur. As of December 31, 2005, we have incurred $0.5 million in additional indebtedness in compliance with these restrictions in order to finance our general liability insurance premium, to finance our purchases of FF&E and to obtain advances against our timeshare contracts.

Our senior secured credit facility also requires us to meet certain financial ratios and tests. Compliance with these financial ratios and tests may adversely affect our ability to adequately finance our operations or capital needs in the future or to pursue attractive business opportunities that may arise in the future. Our ability to meet these ratios and tests and to comply with other provisions governing our debt may be adversely affected by our operations and by changes in economic or business conditions or other events beyond our control. Our failure to comply with our debt-related obligations could result in an event of default under the notes and our other debt.

Ability to Repurchase Notes—Our ability to repurchase the notes upon a change of control or an asset sale may be limited.

Upon the occurrence of specific “change of control” events and “asset sale” events, in each case as defined in the indentures, we will be required to offer to repurchase all outstanding notes at 101% of the principal amount (in the case of a change of control) and 100% of the principal amount (in the case of an asset sale), in each case, plus accrued and unpaid interest to the date of repurchase. The lenders under our senior secured credit facility have a similar right to be repaid upon a change of control. Any of our future debt agreements may contain similar provisions with respect to a change of control or asset sale. However, we may not have sufficient funds at the time of the change of control or asset sale to make the required repurchase of notes or repayment of our other debt. The terms of our senior secured credit facility also limit our ability to purchase the notes until all debt under our senior secured credit facility is paid in full. Any of our future debt agreements may contain similar restrictions. If we fail to repurchase any notes submitted in a change of control or asset sale offer, it would constitute an event of default under the indentures which would, in turn, constitute an event of default under our senior secured credit facility and could constitute an event of default under our other debt, even if the change of control itself would not cause a default.

In addition, all payments on the Senior Subordinated Notes and the guarantees thereof, including on account of any repurchases of Senior Subordinated Notes, are blocked in the event of a payment default on our designated senior debt. See “Item 1A. Risk Factors—Subordination of Senior Subordinated Notes.” Under the Senior Subordinated Note indenture, prior to complying with any of the provisions of the change of control or asset sale covenants, but in any event within 90 days following a change in control or an asset sale, respectively, we are required either to repay all outstanding senior debt or obtain the requisite consents, if any, under all agreements governing outstanding senior debt to permit the repurchase of Senior Subordinated Notes required by the change of control or asset sale covenants, respectively.

Important corporate events, such as takeovers, recapitalizations or similar transactions, may not constitute a change of control under the indentures governing the notes and thus not permit the holders of the notes to require us to repurchase or redeem the notes.

Required Regulatory Redemption—Noteholders may be required to be licensed by a gaming authority and, if not so licensed, their notes will be subject to redemption.

We are required to notify the Nevada State Gaming Control Board as to the identity of, and may be required to submit background information regarding, each record or beneficial owner of the notes. For purposes of these rules, “beneficial interest” includes all direct and indirect forms of ownership or control, voting power or investment power held through any contract, lien, lease, partnership, stockholding, syndication, joint venture, understanding, relationship, present or reversionary right, title or interest, or otherwise. The Nevada State Gaming Control Board may determine that holders of the notes have a “beneficial interest” in the issuers.

If the Nevada Gaming Authorities require any person, including a record or beneficial owner of the notes, to be licensed, qualified or found suitable, that person must apply for a license, qualification or finding of suitability within the time period specified by the Nevada Gaming Authority. The person would be required to pay all costs of obtaining a license, qualification or finding of suitability. If such person is unable or unwilling to obtain such license, qualification or finding of suitability, such agencies and authorities may not grant us or, if already granted, may suspend or revoke our licenses unless we terminate our relationship with such person. Under these circumstances, we would be required to repurchase the relevant notes. There can be no assurance that we will have sufficient funds or otherwise will be able to repurchase any or all of the notes. See “Item 1. Business–Regulation and Licensing.”

Fraudulent Transfer—Under certain circumstances, a court could cancel the guarantees of our subsidiaries or limit the obligations of an individual issuer under the notes.

Unless designated as an unrestricted subsidiary, each domestic subsidiary we form or acquire will be required to guarantee the notes and grant a security interest in certain of its assets (junior to the security interest granted to the lenders under our senior secured credit facility) to secure its guarantee. Under federal bankruptcy law and comparable provisions of state and federal nonbankruptcy fraudulent transfer laws, under certain circumstances a court could avoid (i.e., cancel) a guarantee and the security interest in the guarantor’s assets, and order the return of any payments made thereunder to the guarantor or to a fund for the benefit of its other creditors.

A court might take these actions if it found that when the guarantor entered into its guarantee (or, in some jurisdictions, when payments became due on its guarantee), (i) it received less than reasonably equivalent value or fair consideration for its guarantee, and (ii) any of the following conditions was then satisfied:

•      the guarantor was insolvent or rendered insolvent by reason of incurring its obligations under its guarantee or granting a security interest in its assets;

•      the guarantor was engaged in a business or transaction for which its remaining assets constituted unreasonably small capital; or

•      the guarantor intended to incur, or believed (or reasonably should have believed) that it would incur, debts beyond its ability to pay as those debts matured.

In applying these factors, a court would likely find that a subsidiary guarantor did not receive fair consideration or reasonably equivalent value for its guarantee, except to the extent that it benefited directly or indirectly from the notes’ issuance. The determination of whether a subsidiary was or was rendered “insolvent” would vary depending on the law of the jurisdiction being applied. Generally, an entity would be considered insolvent if the sum of its debts (including contingent or unliquidated debts) is greater than all of its property at a fair valuation or if the present fair salable value of its assets is less than the amount that will be required to pay its probable liability on its existing debts (including contingent or unliquidated debts) as they become absolute and matured.

A court might also avoid a guarantor’s guarantee and the security interest in its assets, if the court concluded that the guarantor entered into the guarantee with actual intent to hinder, delay, or defraud creditors. If a court avoided a guarantor’s guarantee, note holders would no longer have a claim against that subsidiary, and the claims of creditors of the subsidiary generally would be entitled to payment in full before the subsidiary paid any dividends or made any distributions to us for the purpose of our satisfying any claims under the notes.

Similarly, under federal bankruptcy law and comparable provisions of state and federal non-bankruptcy fraudulent transfer laws, under certain circumstances a court could limit or avoid the issuers’ obligations under the notes and the security interest in the issuers’ assets, and order the return of any payments made thereunder to the issuers or to a fund for the benefit of their other creditors.

The notes are joint and several obligations of each of the three issuers. However, none of the issuers, individually, has sufficient cash flow to service the notes or assets that exceed the aggregate principal amount of the notes. To prevent the obligations of an issuer under the notes being subject to avoidance as a fraudulent obligation, each of the indentures provides that the obligations under such indenture and the notes are allocated among each of the issuers, pro rata, based on their respective asset book values as of the issue date of the notes. Each issuer has agreed in the indentures to be responsible for its pro rata share of such obligations and to reimburse the other issuers to the extent that any issuer pays more than its pro rata share of such obligations. However, there can be no assurances that each of the issuers will be able to pay its pro rata share of such obligations or that any issuer will be able to reimburse any other issuer that pays more than its pro rata share. In that case, under federal bankruptcy laws, a court could order the avoidance of all or a portion of an individual issuer’s obligations under the notes and order the return of any payments made by an issuer in excess of its pro rata share either to such issuer or to a fund for the benefit of such issuer’s other creditors.

In addition, a substantial portion of the net proceeds from the offering of the old notes was used to redeem and purchase equity interests in us not owned by Robert R. Black, Sr. or his affiliates and a minority owner. Although we cannot predict how a court would rule in this case, courts have found that an issuer did not receive reasonably equivalent value or fair consideration if the proceeds of the issuance were paid to such issuer’s equity holders.

Regardless of the factors identified above, a court might also avoid the obligations of the issuers under the notes and the security interest in their assets and order the return of any payments made under the notes either to the issuers or to a fund for the benefit of the issuers’ other creditors if the court found that the issuers incurred the obligations under the notes with actual intent to hinder, delay, or defraud creditors of the issuers.

No Existing Trading Market for the Notes—There is currently no trading market for the notes, and an active trading market may not develop for the notes. The failure of a market to develop for the notes could affect the liquidity and value of the notes.

There is no existing trading market for the notes. An active market may not develop for the notes, and there can be no assurance as to the liquidity of any market that may develop for the notes. If an active market does not develop, the market price and liquidity of the notes may be adversely affected. The notes may trade at a discount from their purchase price.

The liquidity of the trading market, if any, and future trading prices of the notes will depend on many factors, including, among other things, prevailing interest rates, our operating results, financial performance and prospects, the market for similar securities and the overall securities market, and may be adversely affected by unfavorable changes in these factors. Historically, the market for high-yield debt has been subject to disruptions that have caused substantial fluctuations in the prices of these securities. In addition, securities of gaming companies historically have been more volatile than securities of other companies. The notes and any markets for the notes may be subject to such disruptions and volatility, either of which could have an adverse effect on the price and liquidity of the notes.

Original Issue Discount on Senior Subordinated Notes—The Senior Subordinated Notes have significant original issue discount, or OID, for United State federal income tax purposes, and accordingly, United States holders of the Senior Subordinated Notes will be required to include OID in income in advance of the receipt of cash attributable to such income.

Because the Senior Subordinated Notes do not provide for cash payment of stated interest prior to January 15, 2009, the Senior Subordinated Notes have significant OID for United States federal income tax purposes. United States holders generally must include OID income for United States federal income tax purposes under a constant yield accrual method regardless of their regular method of tax accounting. As a result, United States holders of the Senior Subordinated Notes will include OID in income in advance of the receipt of cash attributable to such income.

Past Breach of Credit Facility Covenants—We have breached certain covenants of our previous credit facility.

On June 28, 2001 we entered into a credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A. and U.S. Bank, N.A. We refer to the credit agreement as the Original Credit Agreement. The terms of the Original Credit Agreement contained certain financial and other covenants. These included a leverage ratio which was calculated quarterly based on the ratio of funded debt to our trailing twelve-month EBITDA (as that term is defined in the Indentures governing the notes and the agreement governing our senior secured credit facility). In addition to the leverage ratio, we were to maintain throughout the term of the Original Credit Agreement, a certain adjusted fixed charge ratio and, commencing June 30, 2002, a minimum trailing twelve-month adjusted EBITDA of no less than $23.0 million.

As of March 31, 2004, December 31, 2003 and September 30, 2003, we were not in compliance with the adjusted fixed charge coverage ratio and the minimum trailing twelve-month EBITDA. Further, at December 31, 2003 and March 31, 2004 we were not in compliance with the leverage ratio. On July 6, 2004, we entered into a forbearance agreement with the lenders whereby the lenders agreed to forbear exercising their legal remedies under the Original Credit Agreement by reason of technical default while we renegotiated the terms of the Original Credit Agreement with the lenders. On November 4, 2004, we obtained an amended credit agreement which cured all past covenant violations and extended the due date of the loans. We used the proceeds of the old notes to pay this credit facility in full. At the closing of the transactions on December 20, 2004, we obtained our senior secured credit facility to replace the Original Credit Agreement. We are not in breach of any of the covenants of our senior secured credit facility.

Interest Rate Swaps—Our interest rate swaps are ineffective.

During 2001, as part of entering into our Original Credit Agreement, we entered into two interest-rate swaps, each with notional amounts equal to $28.0 million to reduce our exposure to changes in interest rates. We refer to these interest rate swaps as the swaps. The swaps effectively converted $56.0 million of our floating rate debt to a fixed rate. The swaps became effective on June 29, 2001 and are scheduled to terminate on June 30, 2006. We pay a fixed rate of 5.88% on the swaps, which was priced to assume no value at inception.

The swaps were originally accounted for under the guidance of SFAS No. 133, “Accounting for Derivative Instruments in Hedging Activities.” Under the guidance of SFAS No. 133, the swaps qualified as hedge instruments and met the requirements under SFAS No. 133 to be accounted for as a cash flow hedge. As a result, we designated the hedges and had recorded a liability at December 31, 2003 of approximately $5.3 million which reflected the market value of the swaps as of December 31, 2003. Subsequent changes in fair market value of the swaps from inception through December 31, 2003 were recorded as a comprehensive loss in the accompanying combined statements of income and combined statements of stockholder’s and members’ equity.

Since January 1, 2004, the swaps are no longer effective and have lost the ability to qualify as a hedge instrument. Accordingly, changes in fair value of the swaps since January 1, 2004 and going forward through termination are and will be accounted for as income or loss to current earnings. We have no plans of reestablishing the swaps as effective hedges in the foreseeable future.

Redemption—We may choose to redeem the notes at anytime on or after January 15, 2009.

The notes are redeemable at our option on or after January 15, 2009. This means that we have the right, without our noteholder’s consent, to redeem or “call” all or a portion of the notes at any time on or after January 15, 2009. This does not mean that note holders have a similar right to require us to repay their notes. We may choose to redeem the notes, for example, when prevailing interest rates are lower than the rate then borne by the notes. In that case an investor would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the notes being redeemed. Any such redemption right also may adversely impact an investor’s ability to sell its notes, and/or the price at which it could sell its notes, as the redemption date approaches.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.          PROPERTIES.

The following table provides an overview of our owned and leased real properties:

Location and Function(s)	Ownership Structure
CasaBlanca Hotel & Casino
Main Site and Improvements	Owned
Timeshare Units	Owned by us and unrelated third parties
Timeshare Unit Land	Owned(1)
CasaBlanca Golf Club	Leased(2)
Unimproved Land (Ella Kay Land)	Owned
Oasis Hotel & Casino
Main Site and Improvements	Owned
Palms Golf Course	Nevada Land Owned / Arizona Land Leased(3)

Location and Function(s)	Ownership Structure
Oasis Recreational Facility(4)	Owned
Timeshare Units	Owned by us and unrelated third parties(5)
Timeshare Units Land	Owned by us and unrelated third parties
Virgin River Hotel, Casino & Bingo
Main Site and Improvements (including truck parking)	Owned
Unimproved Land	Owned
Virgin River Convention Center Hotel & Casino
Main Site and Improvements	Owned
Unimproved Land	Owned

(1)    We leased the land on which some of our former timeshare units are situated pursuant to a 50-year lease with our affiliate, MDW Mesquite, LLC. Pursuant to an agreement which became effective December 15, 2004, RBG, LLC and MDW Mesquite, LLC terminated the lease. See “Item 13. Certain Relationships and Related Transactions.”

(2)    We lease the land on which the golf club is located pursuant to a 99-year lease with River View, LLC that expires in June 2094.

(3)    The Palms Golf Course is located on a 256-acre site in Arizona, of which 180 acres are leased from the State of Arizona pursuant to a 10-year lease that expires in May 2008.

(4)    The Oasis Recreational Facility consists of a gun club as well as motocross and equestrian facilities in Arizona.

(5)    In January 2006, Oasis Interval Ownership, LLC entered into an agreement with Global Exchange Development Corp. to sell substantially all of the unsold time share intervals at the Oasis Hotel and Casino. The sale is expected to close in three separate closings each involving approximately one-third of the unsold time share intervals at the Oasis Hotel and Casino. Each close is expected to occur within six months of the preceding close. The first closing occurred in January 2006. See “Item 8. Financial Statements and Supplementary Data–Virgin River Casino Corporation Consolidated Financial Statements–Footnote 12. Subsequent Events.”

ITEM 3.          LEGAL PROCEEDINGS.

From time to time, we are a party to various claims arising in the normal course of business. However, other than the proceeding described below, management believes that there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our financial condition, results of operations or liquidity.

A.F. Construction Litigation v. Virgin River Casino Corporation et al. On or about May 19, 2000, Virgin River Casino Corporation filed an action against A.F. Construction Company to quiet title of the Virgin River Convention Center and to protect its interest with respect to a deed of trust. On or about July 19, 2000, A.F. Construction Company filed an answer and asserted a counterclaim for quantum meruit against Virgin River Casino Corporation. This action is a result of a series of transactions involving the Virgin River Convention Center and its original owner, Nevstar Gaming and Entertainment Corporation. In 1994, A.F. Construction entered into a contract with Nevstar Gaming and Entertainment Corporation to construct the Virgin River Convention Center. On or about August 27, 1998, A.F. Construction Company recorded a mechanic’s lien against the Virgin River Convention Center in the amount of $854,000, which was amended on or about September 4, 1998. On or about January 27, 1998, Nevstar Gaming and Entertainment Corporation obtained a $5,000,000 loan from First Credit Bank, executing a deed of trust in favor of First Credit Bank as beneficiary against the Virgin River Convention Center. In December 1999, Nevstar Gaming and Entertainment Corporation filed for bankruptcy protection. On or about April 17, 2000, Virgin River Casino Corporation purchased the deed of trust from First Credit Bank and was assigned the beneficial interest thereunder. In the meantime, on February 12, 1999, A.F. Construction Company filed a complaint, naming only Nevstar Gaming and Entertainment Corporation as the defendant, in the Clark County District Court to enforce its mechanic’s lien against the Virgin River Convention Center. Because Nevstar Gaming and Entertainment Corporation failed to answer the complaint, the Clark County District Court entered a default foreclosure judgment against Nevstar Gaming and Entertainment Corporation on March 20, 2000. As a result, on or about May 16, 2000 Virgin River Casino Corporation received a notice of sale from A.F. Construction Company indicating the company’s intention to conduct a sheriff’s sale of the Virgin River Convention Center in order to foreclose on its lien. On or about February 14, 2001, the Clark County District Court granted Virgin River Casino Corporation partial summary judgment in the quiet title action and declared that Virgin River Casino Corporation owned the Virgin River Convention Center free and clear of any encumbrances. The only claim that remained to be adjudicated was A.F. Construction Company’s counterclaim. On November 6, 2002, the Nevada Supreme Court reversed the Clark County District Court’s order and remanded the case for further proceedings. We settled this matter in May 2005. Under the terms of the settlement agreement, we paid $375,000 to A.F. Construction Company. As a result of the settlement, all associated liens have been removed from the Virgin River Convention Center.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Not applicable.

ITEM 6.                             SELECTED FINANCIAL DATA.

The selected financial data of Virgin River Casino Corporation, RBG, LLC and B & B B, Inc. set forth below as of and for each of the years ended December 31, 2001, 2002, 2003, 2004 and 2005 have been derived from our audited financial statements which, except for 2001 and 2002 statement of operations data and except for the 2001, 2002 and 2003 balance sheet data, are contained elsewhere in this Form 10-K. The information presented below summarizes certain selected financial data, which should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Virgin River Casino Corporation and B & B B, Inc. have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, as amended, which permits the owners of our companies to pay income taxes on our taxable income. RBG, LLC, a limited-liability company, is classified as a partnership for federal income tax purposes. Accordingly, a provision for income taxes is not included in our financial data.

	Year ended December 31,
	2001	2002	2003	2004	2005
	(dollars in thousands)
Statement of Operations Data:
Net revenues
Virgin River Casino Corporation	$79,622	$105,116	$108,869	$116,700	$118,581
RBG, LLC	72,788	98,233	101,624	109,269	111,507
B & B B, Inc.	45,940	44,350	43,526	46,861	50,472

Operating expenses
Virgin River Casino Corporation	75,495	97,797	98,883	105,632	111,358
RBG, LLC	73,244	96,111	96,933	103,191	108,719
B & B B, Inc.	41,977	42,091	43,581	45,018	47,862

Operating income (loss)
Virgin River Casino Corporation	4,127	7,319	9,986	11,068	7,223
RBG, LLC	(456)	2,122	4,691	6,078	2,788
B & B B, Inc.			(55)	1,843	2,610

Net income (loss)
Virgin River Casino Corporation	(3)	779	2,830	1,349	(9,008)
RBG, LLC	(4,390)	(5,148)	(1,875)	(101)	3,346
B & B B, Inc.	3,947	2,279	(31)	1,840	283

Other Financial Data:
Depreciation and amortization
Virgin River Casino Corporation	5,176	7,060	7,142	7,115	9,827
RBG, LLC	3,886	5,798	5,925	5,976	7,930
B & B B, Inc.	1,561	1,669	1,650	1,396	2,712

	As of December 31,
	2001	2002	2003	2004	2005
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents
Virgin River Casino Corporation	$6,481	$7,131	$8,884	$11,114	$9,421
RBG, LLC	6,158	7,000	7,429	7,544	7,815
B & B B, Inc.	2,364	4,176	4,058	5,918	6,211

Total assets
Virgin River Casino Corporation	118,132	116,802	114,798	179,151	181,353
RBG, LLC	88,898	88,991	86,786	120,246	132,847
B & B B, Inc.	10,010	13,665	11,818	28,486	32,108

Total debt and capital leases
Virgin River Casino Corporation	88,791	89,148	85,135	167,730	178,781
RBG, LLC	88,791	89,148	85,135	167,730	178,781
B & B B, Inc.	78,000	77,983	75,104	165,902	176,217

Total stockholder’s/members’ deficit
Virgin River Casino Corporation	10,623	7,116	9,474	(20,918)	(32,509)
RBG, LLC	(14,515)	(18,441)	(17,314)	(62,456)	(65,754)
B & B B, Inc.	(73,959)	(73,281)	(72,389)	(144,598)	(155,810)

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” of Virgin River Casino Corporation, RBG, LLC, and B & B B, Inc. and the consolidated financial statements and related notes of Virgin River Casino Corporation and RBG, LLC, and the financial statements and related notes to B & B B, Inc., included elsewhere in this prospectus.

Overview

We own and operate the CasaBlanca, the Oasis and the Virgin River in Mesquite, Nevada, which is located approximately 80 miles north of Las Vegas. We own three of the four casinos operating in Mesquite and our properties have a dominant market share in Mesquite. Our properties are well established, each having been in operation for at least nine years, and serve as significant drive-in gaming and resort destinations. Our properties collectively feature over 2,205 slot machines, 78 table games, and 2,140 deluxe hotel rooms, and offer extensive amenities, including championship golf courses, full service spas, a bowling center, movie theaters, restaurants, and banquet and conference facilities. With each of our properties, we leverage our extensive value-oriented amenities and emphasis on slot play to target middle market gaming customers.

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

B & B B, Inc., a Nevada corporation, was formed in December 1989 in connection with the construction and development of the Virgin River Hotel & Casino. B & B B, Inc. operates the hotel casino and owns certain personal property including furniture and fixtures, leasehold improvements and gaming equipment within the casino. Virgin River Casino Corporation, a Nevada corporation, was formed in July 1988 in connection with the construction of the Virgin River. Virgin River Casino Corporation currently owns the land and buildings associated with the Virgin River as well as the Virgin River Convention Center. Virgin River Casino Corporation generates income from rents received from B & B B, Inc., which operates the Virgin River.

The Virgin River Convention Center is currently a nonoperating casino, which we acquired out of bankruptcy for $6.3 million in November 2000. The Virgin River Convention Center has 12,000 square feet of gaming space and 210 hotel rooms. We are presently using the property as a special events facility and for overflow hotel traffic from our other properties. We believe that the Virgin River Convention Center gives us a competitive advantage in the Mesquite market because it allows us the flexibility of opening the casino to meet market demand and to maintain our market share in the future on a cost-effective basis.

In order to offer our customers attractive and modern facilities, we plan to continue to renovate our facilities, add amenities and remodel and expand some of our restaurants. In particular, in the future we plan to (i) add a steakhouse, and an additional movie theater, and remodel the coffee shop at the Virgin River, and (ii) add a convention facility, expand and remodel the spa facility, and recondition the parking lot at the Oasis. For 2006, we plan to spend an aggregate of approximately $3.5 million in capital expenditures for a consolidation of our laundry operation, and for a new property management and back office computer system. Furthermore, to accommodate long-term market growth and high hotel occupancy rates, we plan to spend approximately $20.0 million in capital expenditures to expand the CasaBlanca by adding an approximately 150 to 160 room hotel tower and convention center. We have completed the architectural phase of the project, which cost approximately $0.5 million, and are currently receiving bids for the project from several general contractors so the exact number of rooms and square footage of the convention center is still unknown and will be until the general contractor is selected. We expect to break ground for construction in July 2006 with an estimated timetable of twelve to fourteen months to complete the entire project.

Key Performance Indicators

Our operating results are highly dependent on the volume of customers at our properties, which in turn impacts the price we can charge for our hotel rooms and other amenities. We generate a significant portion of our operating income from the gaming and hotel portions of our operations. Key performance in our gaming and hotel operations are as follows:

Gaming revenue indicators – table games drop and slot handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games win percentage is in the range of 15% to 18% of table games drop and our normal slot win percentage is in the range of 5% to 6% of slot handle.

Hotel revenue indicators – hotel occupancy (volume indicator); average daily rate, or ADR, price indicator; revenue per available room, or REVPAR, a summary measure of hotel results, combining ADR and occupancy rate.

Most of our revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our industry is capital intensive and we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

Our results of operations tend to be seasonal in nature. During the year ended December 31, 2005, 54% of our operating income was generated in the first quarter and 39% was generated in the second quarter with the remainder being generated during the final half of the year.

Financial Highlights of Virgin River Casino Corporation

	Year ended December 31,		%	Year ended December 31,	%
	2003	2004	Change	2005	Change
	(in thousands)
Casino revenues	$54,201	$57,753	6.6%	$62,394	8.0%
Casino expenses	28,005	28,809	2.9%	30,688	6.5%
Profit margin	48.3%	50.1%	—	50.8%	—

Food and beverage revenues	$28,293	$30,509	7.8%	$30,350	(0.5)%
Food and beverage expenses	18,026	19,013	5.5%	18,917	(0.5)%
Profit margin	36.3%	37.7%	—	37.7%	—

Hotel revenues	$18,254	$19,256	5.5%	$20,865	8.4%
Hotel expenses	6,875	7,200	4.7%	6,333	(12.0)%
Profit margin	62.3%	62.6%	—	69.6%	—

Other revenues	$25,545	$26,406	3.4%	$24,295	(8.0)%
Other expenses	13,384	14,436	7.9%	13,711	(5.0)%

Promotional allowances	$17,424	$17,224	(1.1)%	$19,323	12.2%
Percent of gross revenues	13.8%	12.9%	—	14.0%	—

General and administrative expenses	$25,260	$29,004	14.8%	$31,110	7.3%

Percent of net revenues	23.2%	24.9%	—	26.2%	—

Year 2005 Compared to Year 2004

Consolidated Net Revenues. Consolidated net revenues increased by 1.6% to $118.6 million for the year ended December 31, 2005 as compared to $116.7 million for the year ended December 31, 2004. The increase was primarily due to a $4.6 million increase in casino revenues, a $1.6 million increase in hotel revenues offset by a $2.1 million decrease in other revenues and a $2.1 million increase in promotional allowances.

Consolidated Operating Income. Consolidated operating income decreased by 34.7% to $7.2 million for the year ended December 31, 2005 as compared to $11.1 million from the prior year. This was mainly due to our higher depreciation and amortization expense and a $0.8 million loss on disposal of assets and an increase of $2.1 million in general and administrative expenses. Operating income margin decreased to 6.1% of net revenues for the year ended December 31, 2005 as compared to 9.5% in the prior year.

Casino. Casino revenues increased 8.0% to $62.4 million for the year ended December 31, 2005 as compared to $57.8 million for the year ended December 31, 2004. The increase in casino revenues was due to the increase in slot revenues, which increased $4.9 million between periods as coin-in increased 2.0% or $18.9 million on increased overall hold for the year ended December 31, 2005 compared to the prior year. Casino profit margin increased to 50.8% for the year ended December 31, 2005 as compared to 50.1% for year ended December 31, 2004. The increase in casino profit margin is primarily due to an increase in casino revenue. Overall casino expenses increased 6.5% for the year ended December 31, 2005 compared to the prior year which was mainly due to an increase in casino marketing as we continue to focus on targeting our better casino customers.

Food and Beverage. Food and beverage revenues decreased by 0.5% to $30.4 million for the year ended December 31, 2005 as compared to $30.5 million for the year ended December 31, 2004. Food and beverage expenses decreased 0.5% to $18.9 million for the same period. The decrease in food and beverage revenues was due to a $0.1 million decrease in covers for the year ended December 31, 2005 as compared to the year ended December 31, 2004 offset by an increase in pricing. Food and beverage profit margin remained flat at 37.7% of net revenues.

Hotel. Hotel revenues increased by 8.4% to $20.9 million for the year ended December 31, 2005 as compared to $19.3 million for the year ended December 31, 2004. The increase in hotel revenues resulting from the increase in ADR was partially offset by an overall decrease in occupied rooms of approximately 5,600 rooms for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Hotel expenses decreased 12% for the same time period to $6.3 million from $7.2 million mainly due to the decrease in occupied rooms. As a result of increased pricing, hotel profit margin increased to 69.6% for the year ended December 31, 2005 as compared to 62.6% for the prior year.

Other Revenues. Other revenues decreased by 8.0% to $24.3 million for the year ended December 31, 2005 as compared to $26.4 million for the year ended December 31, 2004. Other revenue decreases were primarily due to a $1.4 million decrease in time share revenues, a $0.4 million decrease in golf revenues and a $0.2 million decrease in spa revenues offset by increases in gift shop revenue.

Promotional Allowances. We provide promotional allowances at our properties including complimentary hotel rooms, food and beverage, golf rounds, spa treatments and gift shop purchases. Promotional allowances increased by 12.2% to $19.3 million for the year ended December 31, 2005 as compared to $17.2 million for the year ended December 31, 2004. As a percent of gross revenues, promotional allowances increased to 14.0% for the year ended December 31, 2005 from 12.9% for the year ended December 31, 2004 as we focused our marketing attention on our better gaming customers.

General and Administrative. General and administrative, or G&A, expenses increased by 7.3% to $31.1 million for the year ended December 31, 2005 as compared to $29.0 million for the year ended December 31, 2004. As a percent of net revenues, G&A expenses increased to 26.2% for the year ended December 31, 2005 as compared to 24.9% for the year ended December 31, 2004. The increase in G&A expense was primarily due to the increase in management fees of $0.8 million, an increase in bonuses of $1.0 million, an increase in salaries of $1.1 million offset by reduced medical and workman’s compensation claims.

Depreciation and Amortization. Depreciation and amortization increased to $9.8 million for the year ended December 31, 2005 compared to $7.1 million for the year ended December 31, 2004. The increase was due to an increase in the depreciable asset base due to the Buyout on December 20, 2004 and slot machine purchases during the year.

Loss on disposal of assets. Loss on disposal of assets increased to $0.8 million for the year ended December 31, 2005 compared to a $0.1 million loss at December 31, 2004. The increase in the loss was due to the disposal of slot machines with the purchase of ticket-in ticket-out slot machines during the year.

Change in Fair Value of Swaps. Change in fair value of swaps increased to income of $1.3 million during the year ended December 31, 2005 compared to an expense of $1.5 million in the prior year. The increase in income is due to an increase in interest rates in the year ended December 31, 2005 compared to the prior year along with an overall decrease in the average notional amount of the swap outstanding.

Interest Expense. Interest expense increased to $18.1 million for the year ended December 31, 2005 as compared to $7.5 million for the year ended December 31, 2004. The increase in interest expense was due to an increase in our average outstanding borrowings during the year ended December 31, 2005 compared to the prior year.

Year 2004 Compared to Year 2003

Consolidated Net Revenues. Consolidated net revenues increased by 7.2% to $116.7 million for the year ended December 31, 2004 as compared to $108.9 million for the year ended December 31, 2003. The increase was primarily due to a $3.6 million increase in casino revenues, a $2.2 million increase in food and beverage revenues, and a $1.0 million increase in hotel revenues.

Consolidated Operating Income. Consolidated operating income increased by 10.8% to $11.1 million for the year ended December 31, 2004 as compared to $10.0 million from the prior year. In addition, our operating income margin increased to 9.5% of net revenues for the year ended December 31, 2004 as compared to 9.2% in the prior year.

Casino. Casino revenues increased 6.6% to $57.8 million for the year ended December 31, 2004 as compared to $54.2 million for the year ended December 31, 2003. The increase in casino revenues was due to the increase in slot revenues, which increased $3.3 million between periods as coin-in increased 6.7% or $59.0 million for the year ended December 31, 2004 compared to the prior year. Casino profit margin increased to 50.1% for the year ended December 31, 2004 as compared to 48.3% for the year ended December 31, 2003. The increase in casino profit margin is primarily due to an increase in casino revenue. Overall casino expenses increased 2.9% for the year ended December 31, 2004 compared to the prior year.

Food and Beverage. Food and beverage revenues increased by 7.8% to $30.5 million for the year ended December 31, 2004 as compared to $28.3 million for the year ended December 31, 2003. Food and beverage expenses increased 5.5% to $19.0 million for the same period. The increase in food and beverage revenues was due to a 6.8% increase in the price per cover for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase in the price per cover also resulted in our food and beverage profit margin increasing to 37.7% of net revenues for the year ended December 31, 2004 as compared to 36.3% of net revenues for the year ended December 31, 2003.

Hotel. Hotel revenues increased by 5.5% to $19.3 million for the year ended December 31, 2004 as compared to $18.3 million for the year ended December 31, 2003. Hotel profit margin remained relatively constant at 62.6% for the year ended December 31, 2004 as compared to 62.3% for the year ended December 31, 2003. The increase in hotel revenues for the period was due to a 4.7% increase in the ADR.

Other Revenues. Other revenues increased by 3.4% to $26.4 million for the year ended December 31, 2004 as compared to $25.5 million for the year ended December 31, 2003. Other revenue increases were primarily due to increases in spa, gun club, arcade and go-kart revenues.

Promotional Allowances. We provide promotional allowances at our properties including complimentary hotel rooms, food and beverage, golf rounds, spa treatments and gift shop purchases. Promotional allowances decreased by 1.1% to $17.2 million for the year ended December 31, 2004 as compared to $17.4 million for the year ended December 31, 2003. As a percent of gross revenues, promotional allowances remained relatively constant at 12.9% of gross revenues for the year ended December 31, 2004 compared to 13.8% of gross revenues for the year ended December 31, 2003. The main reason for the decrease in promotional allowance as a percent of gross revenue is that the player club liability increased $0.2 million during the year ended December 31, 2004 compared to $0.9 million during the year ended December 31, 2003.

General and Administrative. G&A expenses increased by 14.8% to $29.0 million for the year ended December 31, 2004 as compared to $25.3 million for the year ended December 31, 2003. As a percent of net revenues, G&A expenses increased to 24.9% for the year ended December 31, 2004 as compared to 23.2% for the year ended December 31, 2003. The increase in G&A expense was primarily due to the increase in medical claims, an isolated workman’s compensation claim, an increase in general liability insurance, an increase in utilities expense and the recognition of a liability for a lawsuit.

Depreciation and Amortization. Depreciation and amortization remained flat at $7.1 million for the year ended December 31, 2004 compared to $7.1 million for the year ended December 31, 2003.

Interest Expense. Interest expense decreased to $7.5 million for the year ended December 31, 2004 as compared to $7.8 million for the year ended December 31, 2003 due to a decrease in our average outstanding borrowings.

Liquidity and Capital Resources for Virgin River Casino Corporation

The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks described in our filings with the Commission. In addition, construction projects such as our tower project entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.

Cash Flows

Our primary sources of liquidity and capital resources have been cash flow from operations and our credit facilities. As of December 31, 2005 and December 31, 2004, cash and cash equivalents were $9.4 million and $11.1 million, respectively.

Operating Activities

Cash provided by operating activities for the year ended December 31, 2005 was $11.8 million compared to $12.9 million for the year ended December 31, 2004. The $1.1 million decrease was primarily due to a $0.3 million increase in prepaid expenses and a $0.4 million decrease in operating income (less depreciation and amortization and other non-cash items) during the year ended December 31, 2005 compared to the prior year.

Cash provided by operating activities for the year ended December 31, 2004 was $12.9 million compared to $9.8 million for the year ended December 31, 2003. The $3.1 million increase was primarily due to a $2.2 million increase in operating income (excluding depreciation and amortization expense and other non-cash charges) driven primarily by increases in casino revenue. In addition we paid $0.7 million less in interest during the year ended December 31, 2004 compared to the prior year.

Investing Activities

Cash used in investing activities for the year ended December 31, 2005 was $10.4 million compared to $2.3 million for the year ended December 31, 2004. For the year ended December 31, 2005, the majority of cash used in investing activities consisted of $2.1 million related to gaming equipment purchases at the properties, $3.1 million related to the room remodel at the Casablanca, $1.7 million of tax payments related to the prior owners that adjusted the purchase price of the Buyout, $0.4 million for the Casablanca fine dining expansion, $0.2 million for the Casablanca spa expansion, $0.5 million for the Casablanca tower and convention center, $0.3 million for the Starbucks at the Oasis, $0.4 million related to the Oasis hotel room remodel, $0.4 million related to the consolidated laundry project, $0.2 million related to the Oasis casino remodel and remainder for various maintenance capital expenditures offset. The majority of cash used in investing activities for the year ended December 31, 2004 related to capital expenditures for slot machines and various maintenance capital expenditures.

Cash used in investing activities for the year ended December 31, 2004 was $2.3 million compared to $2.7 million for the year ended December 31, 2003. The majority of cash used in investing activities was related to capital expenditures for slot machines and related equipment.

Financing Activities

Cash used in financing activities for the year ended December 31, 2005 was $3.1 million compared to $8.4 million for the year ended December 31, 2004. For the year ended December 31, 2005, $0.9 million represented a decrease in the bank overdraft balance, $1.9 million related to payments on long-term debt associated with equipment, time share financing and our credit facility, $0.8 million related to payments on gaming equipment financing, $0.6 million related to payment of financing fees and $1.8 million for tax distributions.  These financing outflows were offset by $2.7 million of borrowings.

Cash used in financing activities for the year ended December 31, 2004 was $8.4 million compared to $5.4 million for the year ended December 31, 2003. For the year ended December 31, 2004, $11.7 million represented payments on long-term debt (of which $10.0 million related to our Original Credit Agreement), $0.7 million related to payments on gaming equipment financing, $0.9 million related to tax distributions, and $1.0 million related to payment of debt issuance costs associated with the old notes and our senior secured credit facility. These financing outflows were offset by $2.0 million of subordinated borrowing from one of the stockholders and $3.4 million in net proceeds from the notes. For the year ended December 31, 2003, $4.7 million represented payments on long-term debt (of which $3.0 million was related to our Original Credit Agreement), $1.0 million related to payments on gaming equipment financing, and $1.8 million was related to tax and owner distributions which were partially offset by $1.3 million in stockholder contributions and $0.6 million in borrowings on our hypothecation loan.

Financial Highlights of RBG, LLC

	Year ended December 31,		%	Year ended December 31,	%
	2003	2004	Change	2005	Change
	(in thousands)
Casino revenues	$54,201	$57,753	6.6%	$62,394	8.0%
Casino expenses	28,005	28,809	2.9%	30,688	6.5%
Profit margin	48.3%	50.1%	—	50.8%	—

Food and beverage revenues	$28,293	$30,509	7.8%	$30,350	(0.5)%
Food and beverage expenses	18,026	19,013	5.5%	18,917	(0.5)%
Profit margin	36.3%	37.7%	—	37.7%	—

Hotel revenues	$17,892	$18,704	4.5%	$20,397	9.1%
Hotel expenses	6,304	6,506	3.2%	5,762	(11.4)%
Profit margin	64.8%	65.2%	—	71.8%	—

Other revenues	$18,658	$19,511	4.6%	$17,668	(9.4)%
Other expenses	13,384	14,436	7.9%	13,711	(5.0)%

Promotional allowances	$17,420	$17,208	(1.2)%	$19,302	12.2%
Percent of gross revenues	14.6%	13.6%	—	14.8%	—

General and administrative expenses	$25,098	$28,396	13.1%	$30,939	9.0%

Percent of net revenues	24.7%	26.0%	—	27.7%	—

Year 2005 Compared to Year 2004

Consolidated Net Revenues. Consolidated net revenues increased by 2.0% to $111.5 million for the year ended December 31, 2005 as compared to $109.3 million for the year ended December 31, 2004. The increase was primarily due to a $4.6 million increase in casino revenues, a $1.7 million increase hotel revenues offset by a $1.8 million decrease in other revenues and a $2.1 million increase in promotional allowances.

Consolidated Operating Income. Consolidated operating income decreased by 54.1% to $2.8 million for the year ended December 31, 2005 as compared to $6.1 million from the prior year. This was mainly due to our higher depreciation and amortization expense and a $0.8 million loss on disposal of assets and an increase of $2.5 million in general and administrative expenses. Operating income margin decreased to 2.5% of net revenues for the year ended December 31, 2005 as compared to 5.6% in the prior year.

Casino. Casino revenues increased 8.0% to $62.4 million for the year ended December 31, 2005 as compared to $57.8 million for the year ended December 31, 2004. The increase in casino revenues was due to the increase in slot revenues, which increased $4.9 million between periods as coin-in increased 2.0% or $18.9 million for the year ended December 31, 2005 on increased overall hold compared to the prior year. Casino profit margin increased to 50.8% for the year ended December 31, 2005 as compared to 50.1% for year ended December 31, 2004. The increase in casino profit margin is primarily due to an increase in casino revenue. Overall casino expenses increased 6.5% for the year ended December 31, 2005 compared to the prior year which was mainly due to an increase in casino marketing as we continue to focus on targeting our better casino customers.

Food and Beverage. Food and beverage revenues decreased by 0.5% to $30.4 million for the year ended December 31, 2005 as compared to $30.5 million for the year ended December 31, 2004. Food and beverage expenses decreased 0.5% to $18.9 million for the same period. The decrease in food and beverage revenues was due to a decrease in covers of $0.1 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004 offset by an increase in pricing. Food and beverage profit margin remained flat at 37.7% of net revenues.

Hotel. Hotel revenues increased by 9.1% to $20.4 million for the year ended December 31, 2005 as compared to $18.7 million for the year ended December 31, 2004. The increase in hotel revenues resulting from the increase in ADR was partially offset by an overall decrease in occupied rooms of approximately 3,500 for the year ended December 31, 2005 as compared to December 31, 2004. Hotel expenses decreased 11.4% for the same time period to $5.8 million from $6.5 million mainly due to the decrease in occupied rooms. As a result of increased pricing, hotel profit margin increased to 71.8% for the year ended December 31, 2005 as compared to 65.2% for the same time period in the prior year.

Other Revenues. Other revenues decreased by 9.4% to $17.7 million for the year ended December 31, 2005 as compared to $19.5 million for the year ended December 31, 2004. Other revenue decreases were primarily due to a $1.4 million decrease in time share revenues, a $0.4 million decrease in golf and a $0.2 million decrease in spa offset by a $0.2 million increase in gift shop revenue.

Promotional Allowances. We provide promotional allowances at our properties including complimentary hotel rooms, food and beverage, golf rounds, spa treatments and gift shop purchases. Promotional allowances increased by 12.2% to $19.3 million for the year ended December 31, 2005 as compared to $17.2 million for the year ended December 31, 2004. As a percent of gross revenues, promotional allowances increased to 14.8% for the year ended December 31, 2005 from 13.6% for the year ended December 31, 2004 as we focused on our marketing attention on our better gaming customers.

General and Administrative. G&A expenses increased by 9.0% to $30.9 million for the year ended December 31, 2005 as compared to $28.4 million for the year ended December 31, 2004. As a percent of net revenues, G&A expenses increased to 27.7% for the year ended December 31, 2005 as compared to 26.0% for the year ended December 31, 2004. The increase in G&A expense was primarily due to the increase in management fees of $0.8 million, an increase in bonuses of $1.0 million and a $1.1 million increase in salaries offset by reduced medical and workman’s compensation claims.

Depreciation and Amortization. Depreciation and amortization increased to $7.9 million for the year ended December 31, 2005 compared to $6.0 million for the year ended December 31, 2004. The increase was due to an increase in the depreciable asset base due to the Buyout on December 20, 2004 and slot machine purchases during the year.

Loss on disposal of assets. Loss on disposal of assets increased to $0.8 million for the year ended December 31, 2005 compared to a $0.1 million loss at December 31, 2004. The increase in the loss was due to the disposal of slot machines with the purchase of ticket-in ticket-out slot machines during the year.

Change in Fair Value of Swaps. Change in fair value of swaps increased to income of $0.9 million during the year ended December 31, 2005 compared to an expense of $1.1 million in the prior year. The decrease is due to an increase in interest rates during the year ended December 31, 2005 compared to the prior year along with an overall decrease in the average notional amount of the swap outstanding.

Interest Expense. Interest expense decreased to $1.3 million for the year ended December 31, 2005 as compared to $5.9 million for the year ended December 31, 2004. The decrease in interest expense was due to a decrease in our average outstanding borrowings during the year ended December 31, 2005 compared to the prior year.

Year 2004 Compared to Year 2003

Consolidated Net Revenues. Consolidated net revenues increased by 7.5% to $109.3 million for the year ended December 31, 2004 as compared to $101.6 million for the year ended December 31, 2003. The increase was primarily due to a $3.6 million increase in casino revenues, a $2.2 million increase in food and beverage revenues, and a $0.8 million increase in hotel revenues.

Consolidated Operating Income. Consolidated operating income increased by 29.6% to $6.1 million for the year ended December 31, 2004 as compared to $4.7 million for the prior year. In addition, our operating income margin increased to 5.6% of net revenues for the year ended December 31, 2004 as compared to 4.6% in the same period in the prior year.

Casino. Casino revenues increased 6.6% to $57.8 million for the year ended December 31, 2004 as compared to $54.2 million for the year ended December 31, 2003. The increase in casino revenues was due to the increase in slot revenues, which increased $3.3 million between periods as coin-in increased 6.7% or $59.0 million for the year ended December 31, 2004 compared to the prior year. Casino profit margin increased to 50.1% for the year ended December 31, 2004 as compared to 48.3% for year ended December 31, 2003. The increase in casino profit margin is primarily due to an increase in casino revenue. Overall casino expenses increased 2.9% for the year ended December 31, 2004 compared to the prior year.

Food and Beverage. Food and beverage revenues increased by 7.8% to $30.5 million for the year ended December 31, 2004 as compared to $28.3 million for the year ended December 31, 2003. Food and beverage expenses increased 5.5% to $19.0 million for the same period. The increase in food and beverage revenues was due to a 6.8% increase in the price per cover for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase in the price per cover also resulted in our food and beverage profit margin increasing to 37.7% of net revenues for the year ended December 31, 2004 as compared to 36.3% of net revenues for the year ended December 31, 2003.

Hotel. Hotel revenues increased by 4.5% to $18.7 million for the year ended December 31, 2004 as compared to $17.9 million for the year ended December 31, 2003. Hotel profit margin remained relatively constant at 65.2% for the year ended December 31, 2004 as compared to 64.8% for the year ended December 31, 2003. The increase in hotel revenues for the period was due to a 4.7% increase in the average daily rate.

Other Revenues. Other revenues increased by 4.6% to $19.5 million for the year ended December 31, 2004 as compared to $18.7 million for the year ended December 31, 2003. Other revenue increases were primarily due to increases in spa, gun club, arcade and go-kart revenues.

Promotional Allowances. We provide promotional allowances at our properties including complimentary hotel rooms, food and beverage, golf rounds, spa treatments and gift shop purchases. Promotional allowances decreased by 1.2% to $17.2 million for the year ended December 31, 2004 as compared to $17.4 million for the year ended December 31, 2003. As a percent of gross revenues, promotional allowances remained relatively constant at 13.6% of gross revenues for the year ended December 31, 2004 compared to 14.6% of gross revenues for the year ended December 31, 2003. The main reason for the decrease in promotional allowance as a percent of gross revenue is that the player club liability increased $0.2 million during the year ended December 31, 2004 compared to $0.9 million during the year ended December 31, 2003.

General and Administrative. G&A expenses increased by 13.1% to $28.4 million for the year ended December 31, 2004 as compared to $25.1 million for the year ended December 31, 2003. As a percent of net revenues, G&A expenses increased to 26.0% for the year ended December 31, 2004 as compared to 24.7% for the year ended December 31, 2003. The increase in G&A expense was primarily due to the increase in medical claims, an isolated workers’ compensation claim, general liability insurance and utilities.

Depreciation and Amortization. Depreciation and amortization increased to $6.0 million for the year ended December 31, 2004 compared to $5.9 million for the year ended December 31, 2003. The decrease was due to an overall increase in the depreciable asset base.

Interest Expense. Interest expense decreased to $5.9 million for the year ended December 31, 2004 as compared to $6.5 million for the year ended December 31, 2003 due to a decrease in our average outstanding borrowings.

Liquidity and Capital Resources for RBG, LLC

The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks described in our filings with the Commission. In addition, construction projects such as our tower and convention center projects entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.

Cash Flows

Our primary sources of liquidity and capital resources have been cash flow from operations and our credit facility. As of December 31, 2005 and December 31, 2004, cash and cash equivalents were $7.8 million and $7.5 million, respectively.

Operating Activities

Cash provided by operating activities for the year ended December 31, 2005 was $11.4 million compared to $6.2 million for the year ended December 31, 2004. The $5.2 million increase was attributable to a $0.6 million increase in operating income (excluding depreciation and amortization expense and other noncash charges) and $4.8 million less paid in cash for interest in the year ended December 31, 2005 compared to the year ended December 31, 2004.

Cash provided by operating activities for the year ended December 31, 2004 was $6.2 million compared to $4.8 million for the year ended December 31, 2003. The $1.4 million increase was primarily due to a $1.3 million increase in operating income (excluding depreciation and amortization expense and other non-cash charges) driven by increases primarily in casino revenue.

Investing Activities

Cash used in investing activities for the year ended December 31, 2005 was $8.4 million compared to $2.2 million for the year ended December 31, 2004. For the year ended December 31, 2005, the majority of cash used in investing activities consisted of $2.1 million related to gaming equipment purchases at the properties, $3.1 million related to the room remodel at the Casablanca, $0.4 million for the Casablanca fine dining expansion, $0.2 million for the Casablanca spa expansion, $0.5 million for the Casablanca tower and convention center, $0.3 million for the Starbucks at the Oasis, $0.4 million related to the Oasis hotel room remodel, $0.4 million for the consolidated laundry project, $0.2 million related to the Oasis casino remodel and the remainder for various maintenance capital expenditures. The majority of cash used in investing activities for the year ended December 31, 2004 related to capital expenditures for slot machines and various maintenance capital expenditures.

Cash used in investing activities for the year ended December 31, 2004 was $2.2 million compared to $2.5 million for the year ended December 31, 2003. The majority of cash used in investing activities was related to capital expenditures for slot machines and related equipment.

Financing Activities

Cash used in financing activities for the year ended December 31, 2005 was $2.8 million compared to $3.8 million for the year ended December 31, 2004. For the year ended December 31, 2005, $0.9 million represented a decrease in the bank overdraft balance, $1.5 million related to payments on long-term debt associated with equipment and time share financing and $0.8 million related to payments on gaming equipment financing. These financing outflows were offset by $0.2 million of borrowings associated with our time share financing.

Cash used in financing activities for the year ended December 31, 2004 was $3.8 million compared to $1.9 million for the year ended December 31, 2003. For the year ended December 31, 2004, $3.4 million represented payments on long-term debt (of which $1.8 million related to our Original Credit Agreement), and $0.7 million related to payments on gaming equipment financing. These financing outflows were offset by $0.4 million associated with our time share borrowing. For the year ended December 31, 2003, $1.7 million represented payments on long-term debt, and $1.0 million related to payments on gaming equipment financing. These financing outflows were offset by $0.6 million of borrowings associated with our time share financing.

Financial Highlights of B & B B, Inc.

	Year ended December 31,		%	Year ended December 31,	%
	2003	2004	Change	2005	Change
	(in thousands)
Casino revenues	$29,678	$32,145	8.3%	$34,809	8.3%
Casino expenses	13,284	13,972	5.2%	14,377	2.9%
Profit margin	55.2%	56.5%	—	58.7%	—

Food and beverage revenues	$10,488	$11,427	9.0%	$11,713	2.5%
Food and beverage expenses	6,882	6,977	1.4%	7,455	6.9%
Profit margin	34.4%	38.9%	—	36.4%	—

Hotel revenues	$7,182	$7,636	6.3%	$8,469	10.9%
Hotel expenses	2,715	2,860	5.3%	2,506	(12.4)%
Profit margin	62.2%	62.5%	—	70.4%

Other revenues	$2,748	$2,814	2.4%	$2,789	(0.9)%
Other expenses	1,444	1,476	2.2%	1,424	(3.5)%

Promotional allowances	$6,570	$7,161	9.0%	$7,308	2.1%
Percent of gross revenues	13.1%	13.3%	—	12.6%

General and administrative expenses	$17,609	$18,451	4.8%	$19,431	5.3%

Percent of net revenues	40.5%	39.4%	—	38.5%	—

Year 2005 Compared to Year 2004

Net Revenues. Net revenues increased by 7.7% to $50.5 million for the year ended December 31, 2005 as compared to $46.9 million for the year ended December 31, 2004. The increase was primarily due to a $2.7 million increase in casino revenues, a $0.3 million increase in food and beverage revenues, and a $0.8 million increase in hotel revenues.

Operating Income. Operating income increased to $2.6 million for the year ended December 31, 2005 compared to $1.8 million in the prior year. This was mainly due to our higher net revenues partially offset by higher depreciation and amortization expense and an increase of $1.0 million in general and administrative expenses. Our operating income margin increased to 5.2% of net revenues for the year ended December 31, 2005 as compared to 3.9% in the prior year.

Casino. Casino revenues increased 8.3% to $34.8 million for the year ended December 31, 2005 as compared to $32.1 million for the year ended December 31, 2004. The increase in casino revenues was due to the increase in slot revenues, which increased $2.0 million between periods as coin-in decreased $2.5 million for the year ended December 31, 2005 compared to the prior year on increased overall hold. Casino profit margin increased to 58.7% for the year ended December 31, 2005 as compared to 56.5% for year ended December 31, 2004 as overall casino expenses increased 2.9% for the year ended December 31, 2005 compared to the prior year which was mainly due to an increase in casino marketing as we continue to focus on targeting our casino customers.

Food and Beverage. Food and beverage revenues increased by 2.5% to $11.7 million for the year ended December 31, 2005 as compared to $11.4 million for the year ended December 31, 2004. Food and beverage expenses increased 6.9% to $7.5 million for the same period. The increase in food and beverage revenues was due to an increase in restaurant revenue which increased $0.3 million on an increase in the price per cover on 90,000 fewer covers for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

Hotel. Hotel revenues increased by 10.9% to $8.5 million for the year ended December 31, 2005 as compared to $7.6 million for the year ended December 31, 2004. The increase in hotel revenues resulting from an increase in ADR and was partially offset by an overall decrease in occupied rooms of approximately 13,000 for the year ended December 31, 2005 as compared to the prior year. Hotel expenses decreased 12.4% for the same time period to $2.5 million from $2.9 million mainly due to the decrease in occupied rooms. Hotel profit margin increased to 70.4% for the year ended December 31, 2005 as compared to 62.5% for the year ended December 31, 2004.

Other Revenues. Other revenues remained flat at $2.8 million for the year ended December 31, 2005 as compared to $2.8 million for the year ended December 31, 2004.

Promotional Allowances. We provide promotional allowances at our properties including complimentary hotel rooms, food and beverage, and gift shop purchases. Promotional allowances increased by 2.1% to $7.3 million for the year ended December 31, 2005 as compared to $7.2 million for the year ended December 31, 2004. As a percent of gross revenues, promotional allowances decreased to 12.6% of gross revenues for the year ended December 31, 2005 compared to 13.3% of gross revenues for the year ended December 31, 2004.

General and Administrative. G&A expenses increased by 5.3% to $19.4 million for the year ended December 31, 2005 as compared to $18.5 million for the year ended December 31, 2004. As a percent of net revenues, G&A expenses decreased to 38.5% for the year ended December 31, 2005 as compared to 39.4% for the year ended December 31, 2004. The increase in G&A expense was due to an increase of $0.4 million in management fees, a $0.2 million increase in salaries and a $0.3 million increase in bonuses.

Depreciation and Amortization. Depreciation and amortization increased to $2.7 million for the year ended December 31, 2005 compared to $1.4 million for the year ended December 31, 2004. The increase was due to an overall decrease in the depreciable asset base and an increase in slot purchases throughout the year.

Interest Expense. Interest expense was $2.3 million for the year ended December 31, 2005 compared to $0.1 million for the year ended December 31, 2004. The increase in interest expense was due to an increase in debt related to the Buyout on December 20, 2004.

Year 2004 Compared to Year 2003

Net Revenues. Net revenues increased by 7.7% to $46.9 million for the year ended December 31, 2004 as compared to $43.5 million for the year ended December 31, 2003. The increase was primarily due to a $2.5 million increase in casino revenues, a $0.9 million increase in food and beverage revenues, and a $0.5 million increase in hotel revenues.

Operating Income. Operating income increased to $1.8 million for the year ended December 31, 2004 compared to an operating loss of $0.1 million in the prior year. Our operating income margin increased to 3.9% of net revenues for the year ended December 31, 2004 as compared to an operating loss margin of 0.1% in the prior year.

Casino. Casino revenues increased 8.3% to $32.1 million for the year ended December 31, 2004 as compared to $29.7 million for the year ended December 31, 2003. The increase in casino revenues was due to the increase in slot revenues, which increased $2.1 million between periods as coin-in increased 10.7% for the year ended December 31, 2004 compared to the prior year. Casino profit margin increased to 56.5% for the year ended December 31, 2004 as compared to 55.2% for year ended December 31, 2003 as overall casino expenses increased 5.2% for the year ended December 31, 2004 compared to the prior year.

Food and Beverage. Food and beverage revenues increased by 9.0% to $11.4 million for the year ended December 31, 2004 as compared to $10.5 million for the year ended December 31, 2003. Food and beverage expenses increased 1.4% to $7.0 million for the same period. The increase in food and beverage revenues was due to an increase in restaurant revenue which increased $0.4 million on a 6.5% increase in the price per cover for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Bar restaurant also increased $0.5 million for the year ended December 31, 2004 compared to the prior year. The increase in revenue resulted in an increase in our food and beverage profit margin to 38.9% of net revenues for the year ended December 31, 2004 as compared to 34.4% of net revenues for the year ended December 31, 2003.

Hotel. Hotel revenues increased by 6.3% to $7.6 million for the year ended December 31, 2004 as compared to $7.2 million for the year ended December 31, 2003. Hotel profit margin remained relatively constant at 62.5% for the year ended December 31, 2004 as compared to 62.2% for the year ended December 31, 2003. The increase in hotel revenues for the period was due to a 8.1% increase in the average daily rate.

Other Revenues. Other revenues increased by 2.4% to $2.8 million for the year ended December 31, 2004 as compared to $2.7 million for the year ended December 31, 2003 due mainly to increases in gift shop revenue.

Promotional Allowances. We provide promotional allowances at our properties including complimentary hotel rooms, food and beverage, golf rounds, spa treatments and gift shop purchases. Promotional allowances increased by 9.0% to $7.2 million for the year ended December 31, 2004 as compared to $6.6 million for the year ended December 31, 2003. As a percent of gross revenues, promotional allowances remained relatively constant at 13.3% of gross revenues for the year ended December 31, 2004 compared to 13.1% of gross revenues for the year ended December 31, 2003.

General and Administrative. G&A expenses increased by 4.8% to $18.5 million for the year ended December 31, 2004 as compared to $17.6 million for the year ended December 31, 2003. As a percent of net revenues, G&A expenses decreased to 39.4% for the year ended December 31, 2004 as compared to 40.5% for the year ended December 31, 2003. The increase in G&A expense was primarily due to the increase in medical claims, professional fees and utilities.

Depreciation and Amortization. Depreciation and amortization decreased to $1.4 million for the year ended December 31, 2004 compared to $1.7 million for the year ended December 31, 2003. The decrease was due to an overall decrease in the depreciable asset base.

Interest Expense. Interest expense remained relatively constant at $0.1 million for the year ended December 31, 2004 as compared to the same period in the prior year.

Liquidity and Capital Resources for B & B B, Inc.

The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks described in our filings with the Commission. In addition, construction projects such as our tower and convention center projects entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.

Cash Flows

Our primary sources of liquidity and capital resources have been cash flow from operations and our credit facilities. As of December 31, 2005 and December 31, 2004, cash and cash equivalents were $6.2 million and $5.9 million, respectively.

Operating Activities

Cash provided by operating activities for the year ended December 31, 2005 was $4.3 million compared to $3.8 million for the year ended December 31, 2004. The $0.5 million increase was attributable to a $2.2 million increase in operating income (excluding depreciation and amortization expense and other noncash charges) offset by an increase in cash paid for interest of $1.0 million and a $0.7 million increase in accounts and related company receivables.

Cash provided by operating activities for the year ended December 31, 2004 was $3.8 million compared to $3.4 million for the year ended December 31, 2003. The $0.4 million increase was primarily due to a $1.5 million increase in operating income (excluding depreciation and amortization expense and other non-cash charges) driven by increases primarily in casino and beverage and hotel revenues.

Investing Activities

Cash used in investing activities for the year ended December 31, 2005 was $3.3 million compared to $1.0 million for the year ended December 31, 2004. For the year ended December 31, 2005, the majority of cash used in investing activities consisted of $0.6 million related to gaming equipment purchases, $0.7 million related to the room remodel, $0.9 million related to the property management and back office computer system project, $0.2 million related to the buffet expansion, $0.4 million related to the Starbucks addition and the remainder related to various maintenance capital expenditures at the property. The majority of cash used in investing activities for the year ended December 31, 2004 related to capital expenditures for slot machines and various maintenance capital expenditures.

Cash used in investing activities for the year ended December 31, 2004 was $1.0 million compared to $0.9 million for the year ended December 31, 2003. The majority of cash used in investing activities was related to capital expenditures for slot machines and related equipment.

Financing Activities

Cash used in financing activities for the year ended December 31, 2005 was $0.7 million compared to $0.9 million for the year ended December 31, 2004. For the year ended December 31, 2005, $0.4 million related to payments on gaming equipments and $0.2 million related to payment of debt.

Cash used in financing activities for the year ended December 31, 2004 was $0.9 million compared to $2.6 million for the year ended December 31, 2003. For the year ended December 31, 2003, $2.1 million was related to tax and stockholder distributions paid. For the year ended December 31, 2004, there were no distributions paid.

Capital Expenditures for Virgin River Casino Corporation, RBG, LLC and B & B B, Inc.

For 2006, we plan to spend an aggregate of approximately $3.5 million in capital expenditures for the consolidation of our laundry operation and for a new property management and back office computer system. In addition, beginning in the second half of 2006 we plan to begin construction a new 150-160 room hotel tower and convention center at the Casablanca with an approximate cost of $20.0 million.

We believe that existing cash, cash flows from operations, equipment financing and available borrowings under our new senior secured credit facility will be adequate to satisfy our anticipated uses of capital during 2006.

Off Balance Sheet Arrangements for Virgin River Casino Corporation, RBG, LLC and B & B B, Inc.

We have no off balance sheet arrangements at December 31, 2005 or December 31, 2004.

Contractual Obligations and Commitments for Virgin River Casino Corporation, RBG, LLC and B & B B, Inc.

The following table summarizes our contractual obligations and commitments as of December 31, 2005.

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in thousands)
Contractual obligations:
Long-term debt(1)(2)(3)	$305,017	$12,274	$24,500	$39,330	$228,913
Gaming equipment financing(1)	10,444	4,740	5,704	—	—
Operating leases	26,686	1,303	1,378	562	23,443
Total contractual obligations	$342,128	$18,298	$31,582	$39,892	$252,356

(1)          Includes both principal and interest on our long-term debt, gaming equipment financing and interest related to interest rate swaps estimated based on the notional amount and net interest spread as of December 31, 2005.

(2)          As of December 31, 2005 and March 31, 2006, we were in compliance with the restrictive covenants of the indentures governing our notes and our credit facility.

(3)          As of December 31, 2005, we had borrowed $2,000,000 against our senior secured credit facility. The total amount available under our senior secured credit facility was $12.8 million.

We have no intention at the present time of entering into any new swaps to hedge the new debt incurred as a result of the Transactions. The existing interest rate swaps will continue to be ineffective for the foreseeable future; however, we believe the ineffectiveness of the existing swaps will have no adverse effect on our ongoing compliance with the new debt.

Critical Accounting Policies for Virgin River Casino Corporation, RBG, LLC and B & B B, Inc.

Significant Accounting Policies and Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the determination of bad debt reserves, the estimated useful lives assigned to our assets, asset impairment, and insurance reserves require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are discussed below, as well as where appropriate in this discussion and analysis and in the notes to our financial statements.

Casino Revenue and Promotional Allowances

We recognize as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of rooms, food and beverage furnished to customers without charge is included in gross revenues and then deducted as promotional allowances.

Players Club Liability

During 2002, we adopted the consensus provisions of EITF  22, “Accounting for “Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” EITF 00-22 requires that the redemption of points, such as points earned in slot players clubs, be recorded as a reduction of revenue. Although the consensus reached in EITF 00-22 applies to a redemption of points for cash as opposed to a redemption of points for free products and services, management believes the premise of EITF 00-22 applies to our slot club program, which provides for the redemption of points for only free products and services (and not for cash).

Self-Insurance Reserves

We are self-insured up to certain stop loss amounts for workers’ compensation, major medical and general liability costs. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities.

Vacation Interval Sales

We recognize revenue on the sale of vacation intervals when a minimum of 10% of the sales price has been received in cash, collectibility of the receivable representing the remainder of the sales price is reasonably assured, and we have completed substantially all of the obligations with respect to any development related to the real estate sold. Sales incentives provided to buyers are treated as services provided by the seller and are treated as an increase to the sales price for computing the minimum down-payment threshold. Such sales incentives, consisting of complimentary rooms, food and beverages ordinarily are expensed as incurred.

Property Held for Vacation Interval Sales

Property held for vacation interval sales includes the acquisition costs of the vacation intervals and renovations and the cost of land, development and construction of the vacation interval project. As intervals are sold, the cost of the interval and the estimated cost of renovations or the estimated total costs at completion for the project are charged ratably to cost of vacation interval sales. Interest on renovations or development and construction of vacation intervals is capitalized or charged to expense depending on the duration of the renovations.

Notes Receivable

Our notes receivables are considered homogenous and are evaluated for impairment collectively, except for individual receivables placed on nonaccrual status, in which case, receivables are reviewed individually for impairment. Impairment is measured based on the fair value of the collateral. If the measurement of fair value is less than our recorded investment in the note receivable, the impairment is recognized by creating a specific allowance. Significant changes in the original assumptions of the measure of impairment are an adjustment to the specific allowance. We periodically review the relevant factors and the formula by which additions are made to the allowance for uncollectible notes receivable. The general allowance is provided based on a number of factors, including current economic trends, estimated collateral values, management’s assessment of credit risk inherent in the portfolio and historical loss experience.

Property and Equipment

Property and equipment is stated at cost, including interest capitalized on internally constructed assets calculated at the overall weighted average borrowing rate of interest.

We evaluate the carrying value for real estate inventories, including property held for vacation interval sales, in accordance with Financial Accounting Standards Board, or FASB, Statement No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” or SFAS

144. SFAS 144 requires that when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, companies should evaluate the need for an impairment write-down. Impairment write-downs are recorded to real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated from those assets are less than the carrying amount of the assets. When an impairment write-down is required, the related assets are adjusted to their estimated fair value less costs to sell.

Intangibles Assets

In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” We adopted SFAS No. 141 for all business combinations completed after June 30, 2001, which requires among other things that such business combinations be accounted for under the purchase method. We also adopted SFAS No. 142 in 2002 for all intangible assets recognized in our balance sheet as of December 31, 2002.

We review intangible assets that are subject to amortization for impairment in accordance with SFAS 144. In accordance with SFAS 144, an impairment loss will be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

After an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes the new accounting basis.

Income Taxes

B & B B, Inc. and Virgin River Casino Corporation have elected S Corporation status under the Internal Revenue Code. RBG, LLC is a limited-liability company. As such, federal income taxes are an obligation of the individual owners and no provision for income taxes is reflected in the accompanying financial statements.

Interest Rate Swaps

From time to time we use interest rate swaps and similar financial instruments to assist in managing interest incurred on our long-term debt. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the swap or similar financial instrument.

We account for interest rate swap agreements in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its corresponding amendments under SFAS 138 and SFAS 149. SFAS 133 requires that we measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded currently in earnings unless special hedge accounting criteria are met. We have designated the interest rate swaps as cash flow hedges, and accordingly, the effective portions of changes in the fair value of the interest rate swaps are reported in other comprehensive income. Any ineffective portions of hedges are recognized in earnings in the current period.

Recently Issued Accounting Standards

In 2003, the FASB issued Interpretation No. 46R, or FIN 46R, “Consolidation of Variable Interest Entities.” The objective of FIN 46R is to improve financial reporting by companies involved with variable interest entities. FIN 46R changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. We have determined that the variable interest entity that we hold an investment in at December 31, 2005 does not require consolidation under the provisions of FIN 46R as we are not subject to a majority of the risk of loss or entitled to receive a majority of the variable interest entity’s residual returns.

In April 2003, the FASB issued SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. We have determined that SFAS No. 149 did not have a significant impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance in SFAS No. 150 to non-controlling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent’s financial statements under SFAS No. 150. The FASB decided to defer the application of FASB

No. 150 to these non-controlling interests until it could consider some of the resulting implementation issues associated with the measurement and recognition guidance for these non-controlling interests. We currently have no instruments impacted by the adoption of this statement and therefore the adoption did not have a significant impact on our results of operations or financial position.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs.”  The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 151 to determine its impact on our future financial statements.

In December 2004, the FASB issued SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.”  SFAS 152 amends existing accounting guidance to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions.”  SFAS 152 is effective for our financial statements issued after January 1, 2006. The new accounting guidance requires, among other things, that costs incurred to sell timeshare units generally be charged to expense as incurred, including marketing expenses. The new standard will also require a change in the classification of certain items currently reported as expenses, requiring these items to be reflected as reductions of revenue. We are in the process of evaluating the impact of SFAS 152; however, the impact to reported revenue and net income is not expected to be significant.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.”  This statement is based on the principle that exchanges of nonmonetary assets should be measured based on fair value of the assets exchanged. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Companies are currently evaluating the provisions of SFAS No. 153 to determine its impact on our future financial statements.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. Historically, we have attempted to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings, which include our Senior Secured Notes and Senior Subordinated Notes and short-term borrowings under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at a margin above the Base Rate plus Base Rate Margin or the LIBOR rate plus LIBOR Rate Margin (each, as defined) as selected by us. However, the amount of outstanding borrowings is not expected to fluctuate and may be reduced from time to time. Our secured senior credit facility matures in December 2008. Our Senior Secured Notes bear interest at 9% and mature in January 2012. Our Senior Subordinated Notes bear interest at 12 ¾% and mature in January 2013. Our Senior Subordinated Notes accrue interest in the form of increased accreted value until January 2009 when the carrying value of the Senior Subordinated Notes will be $66.0 million.

The following table provides information about our long-term debt at December 31, 2005:

	Maturity Date	Face Amount	Carrying Value	Estimated Fair Value
	(in thousands)
Revolving credit facility at an interest rate of 9.25%	December 2008	$15,000	$2,000	$2,000
9% senior secured notes	January 2012	125,000	125,000	127,500
12 ¾ % senior subordinated notes	January 2013	66,000	45,333	45,375
Notes payable, interest at 6.97%	June 2006	2,292	537	537
Hypothecation Note, interest at 10.25%	April 2004	10,000	94	94
Notes payable, interest at 7.0%	December 2008	574	157	162
Market value of interest rate swaps	June 2006	195	195	195
Total		$219,061	$173,316	$175,863

We are also exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our debt. Historically, this market risk is managed by utilizing derivative financial instruments in accordance with established policies and procedures. We evaluate our exposure to market risk by monitoring interest rates in the marketplace, and do not utilize derivative financial instruments for trading purposes. Our derivative financial instruments consist exclusively of interest rate swap agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. As of December 31, 2005, as a result of the Buyout, the interest rate swaps related to debt are not matched with any of our specific fixed-rate or variable-rate debt obligations.

The following table provides information about our financial instruments that are sensitive to changes in interest rates:

	As of December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
	(dollars in thousands)
Long-term debt (including current portion):
Fixed-rate	$694	$—	$—	$—	$—	$191,000	$191,694
Average interest rate	10.08%	10.19%	10.29%	10.30%	10.30%	10.30%	9.99%
Variable-rate	$94	$—	$2,000	$—	$—	$—	$2,094
Average interest rate	10.25%	—	9.25%	—	—	—	9.29%

Interest rate swaps:
Notional amount	$33,600	$—	$—	$—	$—	$—	$33,600
Average payable rate	5.88%	—	—	—	—	—	5.88%
Average receivable rate	4.53%	—					4.53%

The gaming equipment financing are separate to agreements that because of their long-term nature we impute interest expense for accounting purposes. Contractually these agreements carry no interest,

therefore we believe that there is no exposure to interest rate risk and therefore have excluded those contracts from the presentation above.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

VIRGIN RIVER CASINO CORPORATION CONSOLIDATED FINANCIAL STATEMENTS

RBG, LLC CONSOLIDATED FINANCIAL STATEMENTS

B & B B, INC. (doing business as Virgin River Hotel/Casino/Bingo) FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Owners of

Virgin River Casino Corporation:

We have audited the accompanying consolidated balance sheets of Virgin River Casino Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive (loss) income, stockholder’s (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 17, 2006

Virgin River Casino Corporation

Consolidated Balance Sheets

December 31, 2005 and 2004

(in thousands)

	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$9,421	$11,114
Accounts receivable, net of allowance of $295 and $261 for 2005 and 2004, respectively	1,241	809
Related party receivables	95	213
Related company receivables	395	1,250
Inventories	1,652	1,680
Property held for vacation interval sales	392	461
Prepaid expenses	3,194	2,911
Current portion of notes receivable	303	414
Total current assets	16,693	18,852
Property and equipment, net	123,092	114,142
Notes receivable, less current portion	1,821	2,487
Goodwill and other intangible assets, net	31,193	34,084
Deferred financing fees	8,337	9,173
Other assets	217	413
Total assets	$181,353	$179,151

Liabilities and Stockholder’s Deficit
Current liabilities:
Bank overdraft	$548	$1,480
Current portion of obligation under capital lease	—	18
Current portion of gaming equipment financing	2,528	582
Current portion of long-term debt	614	1,353
Accounts payable	2,784	3,271
Accrued liabilities	15,041	9,297
Related company payable	99	758
Total current liabilities	21,614	16,759
Gaming equipment financing, less current portion	3,306	189
Long-term debt, less current portion	172,333	165,588
Fair value of interest rate swaps	195	1,493
Commitments and contingencies
Minority interest	16,414	16,040
Stockholder’s deficit:
Additional paid-in capital	3,168	3,168
Accumulated deficit	(14,205)	(3,414)
Deemed distribution	(21,472)	(20,672)
Total stockholder’s deficit	(32,509)	(20,918)
Total liabilities and stockholder’s deficit	$181,353	$179,151

The accompanying notes are an integral part of these consolidated financial statements.

Virgin River Casino Corporation

Consolidated Statements of Operations and Comprehensive (Loss) Income

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003

Revenues
Casino	$62,394	$57,753	$54,201
Food and beverage	30,350	30,509	28,293
Hotel	20,865	19,256	18,254
Related company rental income	6,300	6,300	6,300
Other	17,995	20,106	19,245
Total revenues	137,904	133,924	126,293
Less—promotional allowances	(19,323)	(17,224)	(17,424)
Net revenues	118,581	116,700	108,869
Operating expenses:
Casino	30,688	28,809	28,005
Food and beverage	18,917	19,013	18,026
Hotel	6,333	7,200	6,875
Other	13,711	14,436	13,384
General and administrative	31,110	29,004	25,260
Depreciation and amortization	9,827	7,115	7,142
Loss on sale and disposal of assets	772	55	191
Total operating expenses	111,358	105,632	98,883
Operating income	7,223	11,068	9,986
Other (expense) income:
Interest expense	(18,060)	(7,489)	(7,801)
Related party interest expense	—	(94)	(76)
Change in fair value of interest rate swaps	1,298	(1,493)	—
Return on investment with MDW, LLC	906	—	—
Gain on termination of capital lease	—	1,279	—
Loss on early retirement of debt	—	(596)	—
(Loss) income before minority interest	(8,633)	2,675	2,109
Minority interest in (income) loss from RBG, LLC	(375)	(1,326)	721
Net (loss) income	(9,008)	1,349	2,830
Change in fair value of interest rate swaps	—	—	2
Total comprehensive (loss) income	$(9,008)	$1,349	$2,832

The accompanying notes are an integral part of these consolidated financial statements.

Virgin River Casino Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003

Cash flows from operating activities:
Net (loss) income	$(9,008)	$1,349	$2,830
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,827	7,115	7,142
Minority interest in income (loss) from RBG, LLC and Casablanca Resorts, LLC	375	1,326	(721)
Change in fair value of interest rate swaps	(1,298)	1,493	—
Loss on sale and disposal of assets	772	55	191
Gain on termination of capital lease	—	(1,279)	—
Amortization of deferred financing fees	1,407	307	365
Accretion of senior subordinated notes	5,266	156	—
Interest on gaming equipment financing	327	—	—
Loss on early retirement of debt	—	596	—
Cost of vacation intervals sales	69	397	156
Change in operating assets and liabilities:
Accounts and related party and company receivables, net	541	433	396
Inventories	28	(55)	(20)
Prepaid expenses	(283)	(74)	(648)
Accounts payable and accrued liabilities	3,798	1,054	97
Net cash provided by operating activities	11,821	12,873	9,788

Cash flows from investing activities:
Proceeds received from sale of assets	148	6	89
Capital expenditures	(9,551)	(2,529)	(2,609)
Purchase price adjustment	(1,743)	—	—
Decrease (increase) in notes receivable	777	237	(162)
Net cash used in investing activities	(10,369)	(2,286)	(2,682)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,673	2,405	628
Net proceeds from issuance of notes	—	3,402	—
Payment of gaming equipment financing	(774)	(696)	(998)
Payment of long-term debt	(1,933)	(11,687)	(4,672)
(Decrease) increase in bank overdraft	(932)	216	275
Payment of obligations under capital lease	(18)	(30)	(30)
Payment of financing fees	(571)	(985)	—
Change in other assets	193	(129)	(82)
Capital contributions	—	28	1,311
Distributions paid	(1,783)	(881)	(1,785)
Net cash used in financing activities	(3,145)	(8,357)	(5,353)
Net (decrease) increase in cash and cash equivalents	(1,693)	2,230	1,753
Cash and cash equivalents at beginning of year	11,114	8,884	7,131
Cash and cash equivalents at end of year	$9,421	$11,114	$8,884

The accompanying notes are an integral part of these consolidated financial statements.

Virgin River Casino Corporation

Consolidated Statements of Cash Flows (continued)

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003

Supplemental cash flow disclosure:

Cash paid for interest	$6,588	$6,742	$7,436

Noncash operating activities:

Payment of accrued interest with proceeds from Buyout	$—	$226	$—

Noncash investing and financing activities:

Acquisition of assets with long-term debt	$—	$144,296	$—

Acquisition of assets with minority interest contribution	$—	$15,000	$—

Acquisition of assets with contributed equity	$—	$1,021	$—

Acquisition of assets with gaming financing	$5,538	$918	$1,059

Distribution of property	$—	$851	$—

Payment of financing fees with proceeds from Buyout	$—	$9,639	$—

Payment of equity costs with proceeds from Buyout	$—	$274	$—

The accompanying notes are an integral part of these consolidated financial statements.

Virgin River Casino Corporation

Consolidated Statements of Stockholder’s (Deficit) Equity

For the Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Comprehensive Loss	Deemed Distribution	Total Stockholder’s (Deficit) Equity

Balance, January 1, 2003	$8,343	$4,093	$(5,320)	$—	$7,116
Net income	—	2,830	—	—	2,830
Change in fair value of interest rate swaps	—	—	2	—	2
Shareholder contribution	1,311	—	—		1,311
Distributions	—	(1,785)	—	—	(1,785)
Balance, December 31, 2003	9,654	5,138	(5,318)	—	9,474
Net income	—	1,349	—	—	1,349
Redemption of equity	(7,261)	(8,169)	—	—	(15,430)
Capital contribution	1,049	—	—	—	1,049
Equity costs	(274)	—	—	—	(274)
Recognition of other comprehensive loss into earnings	—	—	5,318	—	5,318
Deemed Distribution	—	—	—	(20,672)	(20,672)
Distributions	—	(1,732)	—	—	(1,732)

Balance, December 31, 2004	3,168	(3,414)	—	(20,672)	(20,918)

Net loss	—	(9,008)	—	—	(9,008)
Deemed distribution	—	—	—	(800)	(800)
Distribution	—	(1,783)	—	—	(1,783)

Balance, December 31, 2005	$3,168	$(14,205)	$—	$(21,472)	$(32,509)

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Virgin River Casino Corporation

1.              Basis of Presentation and Background

The accompanying are the consolidated financial statements of Virgin River Casino Corporation, which includes the accounts of RBG, LLC (doing business as CasaBlanca Resort/Casino/Golf/Spa) and its wholly owned subsidiary Casablanca Resorts, LLC (doing business as Oasis Resort & Casino) (collectively the “Company”). Virgin River Casino Corporation (“VRCC”) owned 61.54% of RBG, LLC (“RBG”) and Casablanca Resorts, LLC (“Resorts LLC”) prior to December 20, 2004. Four siblings owned 100% of the shares of VRCC and owned 8.47% of the membership interests in RBG individually. Those same four siblings also owned 93.28% of B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo) (“B&BB”). The Company and B&BB are collectively referred to as the Companies. The Companies are operated under common management. Significant intercompany items and transactions of the Company have been eliminated.

B&BB and VRCC are Nevada corporations formed on December 7, 1989 and July 1, 1988, respectively, for the purpose of owning and operating Virgin River Hotel/Casino/Bingo located in Mesquite, Nevada. The hotel portion of the facility commenced operations on June 1, 1990, and the casino portion commenced operations on September 1, 1990. The land and buildings are owned by VRCC and leased to B&BB. Certain personal property including furniture and fixtures, leasehold improvements within the casino, and gaming equipment are owned by B&BB.

On March 17, 1997, RBG, a Nevada limited-liability company, was formed pursuant to an operating agreement (the “Operating Agreement”) between Robert R. Black, Sr. (“Mr. Black”) and R. Black, Inc., a Nevada corporation, for the purpose of acquiring the assets of Player’s Island Resort (the “Resort”) in Mesquite, Nevada, currently operating as the CasaBlanca Resort/Casino/Golf/Spa. On March 18, 1997, pursuant to an asset purchase agreement between RBG and certain subsidiaries of Players International, Inc., RBG purchased the Resort for $30.5 million. The Operating Agreement provides for the net income (loss) of RBG to be allocated among the members in proportion to their respective interest in RBG. The Operating Agreement terminates on February 18, 2027.

On May 31, 2001, Resorts, LLC a Nevada limited-liability company, was formed pursuant to an operating agreement (“Agreement”) by RBG, as the sole member, for the purpose of acquiring the assets of Si Redd’s Oasis Resort Hotel and Casino in Mesquite, Nevada. On June 30, 2001, pursuant to an asset purchase agreement between Resorts LLC, WSR, Inc., William S. Redd and Marilyn S. Redd Family Trust U/T/D 4/23/93, William S. Redd Family Trust U/T/D 9/22/92, Redd 1996 Trust U/T/D 10/14/96, and Arvada Ranch Properties, LLC, Resorts LLC purchased Si Redd’s Oasis Resort Hotel and Casino for $31.7 million.

The Agreement provides for the net income (loss) of Resorts LLC to be allocated to members in proportion to their respective interest in Resorts LLC. The operating agreement terminates when any of the following items have occurred (1) all interests in the property acquired by Resorts LLC have been sold or disposed of or have been abandoned, or (2) in the event that Resorts LLC is bankrupt, a member withdraws or is expelled, the assignment by any member’s interest without the written consent of the remaining members, or the admission of a new member without the written consent of the remaining members to the continuation of Resorts LLC.

Notes to Consolidated Financial Statements

Virgin River Casino Corporation (cont’d)

1.              Basis of Presentation and Background (cont’d)

On December 20, 2004, the Companies entered into a series of transactions whereby they issued $125.0 million aggregate principal amount of Senior Secured Notes due 2012 and $66.0 million aggregate principal amount at maturity ($39.9 million in gross proceeds) of Senior Subordinated Notes due 2013, and received a $16.0 million equity contribution from Mr. Black and R. Black, Inc. The Companies used the proceeds from the above offering to purchase the interests held by certain affiliated and unaffiliated shareholders (collectively known as the “Buyout”) for $101.4 million pursuant to the Agreement for Purchase and Sale or Redemption of Equity Interests (“Agreement for Purchase of Equity Interests”) between James A. Black Gaming Properties Trust, Gary W. Black Gaming Properties Trust, Michael T. Black Gaming Properties Trust, Jorco, Inc., Marcus A. Hall, James Ritchie and Barry Moore as Sellers and Robert R. Black, VRCC, and B&BB as Purchasers (see Note 3). As a result of the Buyout, Mr. Black obtained the remaining 80.97% interest in B&BB and 75.0% interest in VRCC. VRCC along with R. Black, Inc. obtained 32.69% of the membership interest in RBG that was being purchased. The remaining proceeds were utilized to repay $64.0 million owed under the Credit Agreement and the $2.0 million promissory note payable to a selling shareholder (See Note 7). Five days prior to the Buyout, RBG terminated the lease with MDW (see Note 8 and 11) and the Companies disposed of certain assets (see Note 8). As a result of these transactions, Mr. Black and R. Black, Inc. control VRCC, RBG and B&BB. In addition, VRCC, RBG and B&BB are co-issuers on the Companies’ Senior Secured and Senior Subordinated Notes and all three entities are jointly managed and share resources (see Note 7).

2.              Summary of Significant Accounting Policies

Casino Revenue and Promotional Allowances—In accordance with industry practice, the Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of rooms, food and beverage furnished to customers without charge is included in gross revenues and then deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses and consist of the following (amounts in thousands):

	Year ended December 31,
	2005	2004	2003

Food and beverage	$6,772	$6,285	$6,068
Hotel	2,676	2,111	2,266
Other	1,873	1,413	1,430
	$11,321	$9,809	$9,764

The Company’s slot club program (the “One Card”) allows customers to redeem points earned from their gaming activity at any of the Companies’ properties for complimentary food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries under the One Card is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed under the One Card is recorded in casino costs and expenses.

Vacation Interval Sales—The Company recognizes revenue on the sale of vacation intervals when a minimum of 10% of the sales price has been received in cash, collectibility of the receivable representing the remainder of the sales price is reasonably assured, and the Company has completed substantially all of the obligations with respect to any development related to the real estate sold.

Notes to Consolidated Financial Statements

Virgin River Casino Corporation (cont’d)

2.              Summary of Significant Accounting Policies (cont’d)

Cash and Cash Equivalents—The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents. Bank overdraft represents a negative cash balance that has been reclassified to current liabilities.

Related company receivables and payables—The Companies are under common management and ownership. Payroll and other operating expenses are shared and expensed to each entity as incurred. Related company receivables and payables represent amounts due from or due to B&BB for such expenses.

Inventories—Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

Property Held for Vacation Interval Sales—Property held for vacation interval sales includes the acquisition costs of the vacation intervals and renovations and the cost of land, development and construction of the vacation interval project. As intervals are sold, the cost of the interval and the estimated cost of renovations or the estimated total costs at completion for the project are charged ratably to cost of vacation interval sales. Interest on renovations or development and construction of vacation intervals is capitalized or charged to expense depending on the duration of the renovations.

Notes and Accounts Receivable—The Company’s notes receivables are considered homogenous and are evaluated for impairment collectively, except for individual receivables placed on nonaccrual status, in which case receivables are reviewed individually for impairment. Impairment is measured based on the fair value of the collateral. If the measurement of fair value is less than the Company’s recorded investment in the note receivable, the impairment is recognized by creating a specific allowance. Significant changes in the original assumptions of the measure of impairment are an adjustment to the specific allowance. The Company periodically reviews the relevant factors and the formula by which additions are made to the allowance for uncollectible notes receivable. The general allowance is provided based on a number of factors, including current economic trends, estimated collateral values, management’s assessment of credit risk inherent in the portfolio and historical loss experience.

The Company’s accounts receivable represent amounts due from patrons for gaming activities, hotel and other. Bad debt expense for notes and accounts receivable totaled $120,000, $285,000 and $237,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

Fair Value of Financial Instruments—The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable and debt, other than the Companies Notes, approximates fair value primarily because of the short maturities of these instruments. The fair value on the Notes is based on quoted market prices.

Property and Equipment—Property and equipment is stated at cost, including interest capitalized on internally constructed assets calculated at the overall weighted-average borrowing rate of interest.

Notes to Consolidated Financial Statements

Virgin River Casino Corporation (cont’d)

2.              Summary of Significant Accounting Policies (cont’d)

Depreciation and amortization is provided on a straight-line basis over the assets’ estimated useful lives. The estimated useful lives are as follows:

Buildings	31.5 to 40 years
Land improvements	15 years
Leasehold improvements	5 to 10 years
Furniture, fixtures and equipment	5 years

The Company evaluates the carrying value for real estate inventories, including property held for vacation interval sales, in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”). SFAS 144 requires that when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, companies should evaluate the need for an impairment write-down. Impairment write-downs are recorded to real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated from those assets are less than the carrying amount of the assets. When an impairment write-down is required, the related assets are adjusted to their estimated fair value less costs to sell. The Company did not record any impairment losses during the years ended December 31, 2005, 2004 or 2003.

Income Taxes—VRCC has elected S Corporation status under the Internal Revenue Code. RBG and Resorts LLC are limited liability companies. As such, federal income taxes are an obligation of the individual owners and no provision for income taxes is reflected in the accompanying consolidated financial statements.

Advertising Costs—Advertising costs incurred by the Company are expensed as incurred. Advertising costs were $5.0 million, $3.2 million and $3.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Deferred Financing Costs—Deferred financing costs are amortized to interest expense over the term of the related financing.

Goodwill and Other Intangible Assets—Goodwill associated with the Buyout totaled $11.5 million at December 31, 2005. Other intangible assets, represent acquired customer lists, which is stated at cost net of accumulated amortization, and trademarks. Trademarks totaled $7.4 million at December 31, 2005. Customer lists totaled $12.3 million and $2.3 million as of December 31, 2005 and 2004, respectively. These costs, which during the year ended December 31, 2005 were amortized on a straight-line basis over three years, will be amortized on a straight-line basis over the assets’ revised estimated useful life of approximately seven years subsequent to December 31, 2005. Amortization expense was $753,000, $290,000 and $500,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Future amortization expense of intangible assets is estimated to be approximately $2.3 million per annum.

The Company reviews intangible assets that are subject to amortization for impairment in accordance with SFAS 144. In accordance with SFAS 144, an impairment loss will be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. The Company did not record any impairment losses during the years ended December 31, 2005, 2004 or 2003.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes the new accounting basis.

Notes to Consolidated Financial Statements

Virgin River Casino Corporation (cont’d)

2.              Summary of Significant Accounting Policies (cont’d)

Debt Guarantee—In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued, and requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. A conclusion reached by the FASB in this Interpretation is the exclusion from the liability recognition provisions of guarantees issued between entities under common control or parent or subsidiary guarantees of third-party debt on behalf of that parent or subsidiary. Such guarantees, however, are not excluded from the enhanced disclosure provisions. The disclosure provisions have been reflected in the accompanying consolidated financial statements and footnotes.

Interest Rate Swaps—The Companies, from time to time, use interest rate swaps and similar financial instruments to assist in managing interest incurred on its long-term debt. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the swap or similar financial instrument. The Companies account for interest rate swap agreements in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its corresponding amendments under SFAS 138 and SFAS 149. SFAS 133 requires the Companies to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded currently in earnings as a change in fair value of the swap unless special hedge accounting criteria are met whereby the change is recorded as a component of other comprehensive income. The Companies previously designated the interest rate swaps as cash flow hedges and, accordingly, the effective portions of changes in the fair value of the interest rate swaps are reported in other comprehensive income. Any ineffective portions of hedges are recognized in earnings in the current period. During the year ended December 31, 2004, the Companies’ cash flow hedge became ineffective and, accordingly, the change in fair value is being accounted for in earnings on the consolidated statements of operations for the years ending December 31, 2005 and 2004.

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Players Club Liability—The Company adopted the consensus provisions of EITF 00-22—”Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” EITF 00-22 requires that the redemption of points, such as points earned in slot players clubs, be recorded as a reduction of revenue.

Although the consensus reached in EITF 00-22 applies to a redemption of points for cash as opposed to a redemption of points for free products and services, management believes the premise of EITF 00-22 applies to the Company’s slot club program, which provides for the redemption of points for only free products and services (and not for cash). The Company’s One Card player card allows customers to redeem points earned from their gaming activity at all the Companies’ properties for complimentary food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries is recorded as revenue with a corresponding offsetting amount included in promotional

Notes to Consolidated Financial Statements

Virgin River Casino Corporation (cont’d)

2.              Summary of Significant Accounting Policies (cont’d)

allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed is recorded in casino costs and expenses. The Company also records a liability for the estimated cost of the outstanding points related to the One Card.

Self-Insurance Reserves – The Company reviews self-insurance reserves at least quarterly. The amount of reserve is determined by reviewing actual expenditures for the previous twelve-month period and reviewing reports prepared by the third party plan administrator for any significant unpaid claims. The reserve is accrued at an amount that approximates the amount needed to pay both reported and unreported claims as of the balance sheet date, which management believes are adequate.

Segment Information—It is management’s belief that the Company’s operations are part of a single segment which is the casino and hotel business and related amenities. The Company believes that it meets the “economic similarity” criteria established by SFAS No. 131, and as a result, the Company aggregates all of its properties into one operating segment. All of our properties offer the similar products, cater to the same customer base, are all located in the Mesquite, Nevada, area, have the same regulatory and tax structure, share the same marketing techniques and are all directed by a centralized management structure. In addition, management believes that all of its ancillary operations such as golf course operations, spa, timeshare and other amenities are in place to increase and enhance the casino and hotel business.

Recently Issued Accounting Standards—In 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” The objective of FIN 46R is to improve financial reporting by companies involved with variable interest entities. FIN 46R changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company has determined that the variable interest entity it holds an investment in at December 31, 2005 does not require consolidation under the provisions of FIN 46R as the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the variable interest entity’s residual returns.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance in SFAS No. 150 to non-controlling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent’s financial statements under SFAS No. 150. The FASB decided to defer the application of SFAS No. 150 to these non-controlling interests until it could consider some of the resulting implementation issues associated with the measurement and recognition guidance for these non-controlling interests. The Company currently has no instruments impacted by the adoption of this statement and, therefore, the adoption did not have a significant impact on our results of operations or financial position.

Notes to Consolidated Financial Statements

Virgin River Casino Corporation (cont’d)

2.              Summary of Significant Accounting Policies (cont’d)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151 to determine its impact on its future financial statements.

In December 2004, the FASB issued SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” SFAS 152 amends existing accounting guidance to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions.” SFAS 152 is effective for our financial statements issued after January 1, 2006. The new accounting guidance requires, among other things, that costs incurred to sell timeshare units generally be charged to expense as incurred, including marketing expenses. The new standard will also require a change in the classification of certain items currently reported as expenses, requiring these items to be reflected as reductions of revenue. The Company is in the process of evaluating the impact of SFAS 152; however, the impact to reported revenue and net income is not expected to be significant.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This statement is based on the principle that exchanges of nonmonetary assets should be measured based on fair value of the assets exchanged. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 153 to determine its impact on our future financial statements.

3.              Purchase of Equity Interests

On December 20, 2004, pursuant to the Agreement for Purchase of Equity Interests described in Note 1, Mr. Black and R. Black, Inc. acquired certain interests in B&BB, VRCC and RBG for $101.4 million. During the year ended December 31, 2005, the Company paid an additional $1.8 million to the previous owners pursuant to the Agreement for Purchase of Equity Interests. In addition, the Companies incurred approximately $10.6 million in capitalized deferred financing fees related to the issuance of the Notes, $9.2 million of which was incurred by the Company of which $7.9 million is recorded in the accompanying consolidated balance sheet at December 31, 2005. The Company also incurred $274,000 in costs associated with the Agreement for Purchase of Equity Interests which were charged to equity in the accompanying consolidated balance sheet. Management originally valued the assets acquired in the transaction as follows. Current assets and liabilities were recorded at book value, which approximated their estimated market values at the date of acquisition. Land, buildings and building improvements were valued based upon comparable values of recent sales in the Mesquite, Nevada market and 3rd party market valuations of comparable assets in Mesquite, Nevada. For equipment, management recorded these assets at book value, which was deemed to be fair value, considering the relative age and working condition of the equipment. Intangible assets, representing the Companies’ customer list and slot club program, were recorded at fair value, which was calculated based upon comparable customer lists and slot programs with other casinos operating in the Las Vegas and surrounding market. In accordance with the provisions of SFAS No. 141, the remainder of the purchase price was allocated to goodwill. Management believes that the goodwill arose from the Companies’ dominance in and the growing Mesquite, Nevada market, the value of the existing workforce and existing accounting and operating infrastructure.

Notes to Consolidated Financial Statements

Virgin River Casino Corporation (cont’d)

3.              Purchase of Equity Interests (cont’d)

Subsequent to management’s initial valuation, a third-party business valuation was obtained in the fourth quarter of 2005. Based upon the independent valuation, a final allocation of the purchase price was prepared.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by the Companies at the date of acquisition based upon the final valuation.

At December 20, 2004

Current assets	$15,600
Property and equipment	105,200
Other non-current assets	3,300
Intangibles	31,900
Goodwill	12,500
Total assets acquired	168,500
Current liabilities	12,800
Long-term liabilities	1,200
Long-term debt assumed	53,300
Total liabilities assumed	67,300

Net assets acquired	$101,200

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the Company at the date of acquisition based upon the final valuation.

At December 20, 2004

Current assets	$10,000
Property and equipment	104,100
Other non-current assets	3,300
Intangibles	20,500
Goodwill	11,500
Total assets acquired	149,400
Current liabilities	10,200
Long-term liabilities	1,200
Long-term debt assumed	53,200
Total liabilities assumed	64,600

Net assets acquired	$84,800

Notes to Consolidated Financial Statements

Virgin River Casino Corporation (cont’d)

3.              Purchase of Equity Interests (cont’d)

The following unaudited pro forma combined financial information for the Company has been prepared assuming the Buyout occurred on January 1, 2004 and 2003, respectively (in thousands):

	Year Ended December 31, 2004	Year Ended December 31, 2003

Net revenues	$116,700	$108,869
Income from operations	$8,765	$7,683
Net loss	$(10,869)	$(12,719)

4.              Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004

Land	$35,838	$30,630
Buildings	71,774	65,588
Land and leasehold improvements	18,400	21,566
Furniture, fixtures and equipment	38,623	31,420
Construction in progress	1,043	397
	165,678	149,601
Less—accumulated depreciation and amortization	(42,586)	(35,459)
Property and equipment, net	$123,092	$114,142

The Company owns the Virgin River Convention Center which is opened as needed during the year to provide additional rooms for the Company’s operations. As of December 31, 2005 and 2004, these assets are reported in the accompanying consolidated balance sheets at $5.3 million and $5.6 million, net of accumulated depreciation, respectively.

5.     Notes Receivable

Notes receivable consist of the following (in thousands):

	December 31,
	2005	2004

Vacation interval notes receivable	$1,722	$2,518
Holdbacks by financing institutions	797	720
Allowance for possible credit losses	(395)	(337)
Total notes receivable	2,124	2,901
Less: current portion	(303)	(414)
Non-current notes receivable	$1,821	$2,487

Notes generated from the sale of vacation intervals generally bear interest at annual rates ranging from 12.75% to 14.75% and have terms of 5 to 7 years. The vacation interval notes receivable are collateralized by the right to use and deeds of trust on the vacation interval sold and serve as collateral to the Hypothecation Note (see Note 7).

Notes to Consolidated Financial Statements

Virgin River Casino Corporation (cont’d)

6.              Gaming Equipment Financing

The Company from time to time enters into agreements with gaming manufacturers to finance the purchase of gaming equipment. Contractual terms of the agreements with the gaming manufacturers consist of payment terms of less than one year to up to three years without interest. In the event that an agreement with a gaming manufacturer extends past a year, the Company will impute interest at a rate of 8%.

Gaming equipment financing consists of the following (in thousands):

	December 31,
	2005	2004
Gaming equipment financing to purchase 205 games, no payments for one year and monthly payments of $106 for 24 months beginning February 2006	$2,320	$—
Gaming equipment financing to purchase 68 games, no payments for one year and monthly payments of $43 for 24 months beginning January 2006	945	—
Gaming equipment financing to purchase 70 games, no payments for one year and monthly payments of $39 for 24 months beginning March 2006	838	—
Gaming equipment financing to purchase 60 games, monthly payments of $20 for 36 months beginning April 2005	513	—
Gaming equipment financing to purchase 64 games, no payments for one year and monthly payments of $26 for 24 months beginning February 2006	577	—
Gaming equipment financing to purchase 38 games, monthly payments of $13 for 36 months beginning April 2005	312	—
Gaming equipment financing to purchase 20 games, no payments for one year and monthly payments of $8 for 24 months beginning January 2006	174	189
Gaming equipment financing. monthly payments of $3 for 36 months beginning January 2005	59	—
Gaming equipment financing with terms of less than 12 months	96	582
	5,834	771
Less: current portion	(2,528)	(582)
Gaming equipment financing, long-term portion	$3,306	$189

Maturities of gaming equipment financing are as follows (in thousands):

Years ending December 31:
2006	$2,528
2007	2,932
2008	423
5,883
Less debt discount	(49)
$5,834

Notes to Consolidated Financial Statements

Virgin River Casino Corporation (cont’d)

7.              Long-term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2005	2004
Revolving credit facility totaling $15 million with Wells Fargo Foothill at a margin above prime or LIBOR, as defined; collateralized by substantially all assets of the Companies as defined	$2,000	$—
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	125,000	125,000
12 3/4 % senior subordinated notes, non-cash interest will accrue at an annual rate of 12 3/4 % in the form of increase accreted value until January 15, 2009. Beginning January 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	45,333	40,068
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $37 at an interest rate of 6.97%, due June 2006	363	757
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $24 at an interest rate of 7.00%, due November 2005	—	251
Hypothecation Note at prime plus 3.0% (10.25 at December 31, 2005), collateralized by certain notes receivable as defined; guaranteed by one of the Initial Members, due April 2004	94	572
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $14 at an interest rate of 6.21%, due December 2006	157	293
	172,947	166,941
Less—current portion	(614)	(1,353)
Total long-term debt	$172,333	$165,588

Maturities of long-term debt are as follows (in thousands):

Years ending December 31:
2006	$614
2007	—
2008	2,000
2009	—
2010	—
Thereafter	191,000
193,614
Less debt discount	(20,667)
$172,947

New Revolving Facility

Concurrent with the Buyout, the Companies entered into a four-year $15.0 million senior secured credit facility (“Foothill Facility”) on December 20, 2004 with Wells Fargo Foothill, Inc. that matures in December 2008. The Foothill Facility is secured by substantially all the assets of the Companies. During the life of the Foothill Facility, the Companies may borrow up to the lesser of (1) $15.0 million less the Letter of Credit Usage, as defined, less the Bank Product Reserve, as defined, or (2) the Borrowing Base, as defined, less the Letter of Credit Usage. At December 31, 2005, the Bank Product Reserve was approximately $202,000 and is based on the fair market value at December 31, 2005 of the interest rate

Notes to Consolidated Financial Statements

Virgin River Casino Corporation (cont’d)

7.              Long-term Debt (cont’d)

swap owed to Wells Fargo Foothill, Inc. Accordingly, the availability under the Foothill Facility at December 31, 2005 was limited to $12.8 million as $2.0 million was drawn as of December 31, 2005.

Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, which is 3.5%, or the Base Rate, as defined, plus the Base Rate Margin, which is 2%. LIBOR was approximately 4.8 % and prime was 7.25% at December 31, 2005. The Foothill Facility also contains certain financial and other covenants. These include a minimum trailing twelve-month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $15,000,000 for the Companies and limitations on other indebtedness and capital expenditures, as defined.

As part of the costs of entering into the Foothill Facility, the Companies incurred approximately $0.5 million of deferred financing fees, all of which is recorded on the Company’s consolidated balance sheet at December 31, 2005, that will be amortized over the life of the facility on a straight-line basis, which approximates the effective-interest method.

Senior Secured and Senior Subordinated Notes

In December 2004, as part of the Buyout, the VRCC, RBG and B&BB (the “Issuers”) issued $125.0 million of 9% senior secured notes (“Senior Notes”) due on January 15, 2012 and $39.9 million in gross proceeds of 12¾% senior subordinated notes (“Senior Sub Notes”) due January 15, 2013 (collectively the “Notes”). The Notes are joint and several obligations of the Issuers and all current and future subsidiaries of the Issuers. Although the Notes are joint and several obligations of the Issuers, the allocation of the balance of the Notes to the individual balance sheets of B&BB, VRCC and RBG was according to the flow of funds at the date of the Buyout with the proceeds of the Senior Notes necessary to purchase the interests of B&BB recorded on the balance sheet of B&BB and the remaining proceeds of the Senior Notes and Senior Sub Notes recorded on the consolidated balance sheet of VRCC. The consolidated balance sheet of the Company reflects the full obligation of the Notes at December 31, 2005 with the amount recorded on the balance sheet of B&BB recognized as a deemed distribution to reflect the net obligation of the Notes recorded on the consolidated balance sheet of the Company at December 31, 2005. At December 31, 2005 and 2004, the net amount of the Notes recorded on the Company’s consolidated balance sheet is $149.7 million and $144.5 million, respectively.

The Senior Notes pay interest semiannually while the Senior Sub Notes accrue interest in the form of increased accreted value until January 15, 2009, when the carrying book value of the Senior Sub Notes will be $66.0 million. At that point the Senior Sub Notes will pay interest semiannually on the same dates as the Senior Notes.

The indentures (the “Indentures”) governing the Companies’ Notes contain certain customary financial and other covenants, which limit the Companies’ ability to incur additional debt. The Indentures provide that the Companies may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, on a pro-forma basis after the incurrence of the additional indebtedness is at least 2.00 to 1.00. As of December 31, 2005, the Companies have a Consolidated Coverage Ratio of 1.18 to 1.00 and have incurred $0 of additional indebtedness as defined.

The Indentures also contain other covenants which limit the ability of the Issuers and Guarantors, as defined, to pay dividends, redeem stock, or make other distributions, make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined

Notes to Consolidated Financial Statements

Virgin River Casino Corporation (cont’d)

7.              Long-term Debt (cont’d)

in the Indentures. There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries. The Issuers were in compliance with these covenants at December 31, 2005.

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

As part of the costs of issuing the Notes, the Companies incurred approximately $10.6 million in deferred financing fees, of which $9.2 million was incurred by the Company. Within the $10.6 million in deferred financing fees is $7.7 million in underwriter fees associated with the Notes. These costs are being amortized over the life of the Notes on a straight-line basis, which approximates the effective-interest method.

Old Revolving Facility

On June 28, 2001, the Companies entered into a Credit Agreement (“Original Credit Agreement”) with Bank of America, N.A., Wells Fargo Bank, N.A. and U.S. Bank, N.A (the “Bank Group”). Proceeds from the Original Credit Agreement were used to refinance the existing debt of B&BB, VRCC and RBG and to purchase the assets of Si Redd’s Oasis Resort Hotel and Casino. Under the terms of the Original Credit Agreement, the Companies had the ability to borrow up to $80 million. Similar to the Notes, B&BB, VRCC and RBG were jointly obligated under the Original Credit Agreement. The allocation of the balance of the Original Credit Agreement to the individual balance sheets of B&BB, VRCC and RBG

Notes to Consolidated Financial Statements

Virgin River Casino Corporation (cont’d)

7.              Long-term Debt (cont’d)

was based on amounts utilized from the Original Credit Agreement to refinance the existing debt of B&BB, VRCC and RBG and purchase Si Redd’s Oasis Resort Hotel and Casino.

Under the terms of the Original Credit Agreement, interest accrued on the outstanding principal balance on the Original Credit Agreement at the Base Rate, defined as the lower of prime or federal funds rate plus fifty basis points, plus the Applicable Margin, as defined, or LIBOR Rate, as defined, plus the Applicable Margin, as defined. The Original Credit Agreement also contained certain financial and other covenants. These include a Leverage Ratio, as defined, an Adjusted Fixed Charge Ratio, as defined, of no less than 1.25 to 1.00 and commencing June 30, 2002, a minimum trailing twelve-month Adjusted EBITDA, as defined, of no less than $23.0 million. The Original Credit Agreement also contained limitations on incurrence of additional indebtedness, limitation on distributions and minimum and maximum levels of capital expenditures.

As of December 31, 2002, the Companies were not in compliance with certain covenants as specified in the Original Credit Agreement, as amended as of such date. As a result of this non-compliance, the Companies entered into the second amendment (Second Amendment) to the Credit Agreement dated March 31, 2003 which provided the following:

1)  One-time waiver of the Companies non-compliance with certain covenants as of December 31, 2002;

2)  Amended the minimum trailing twelve-month Adjusted EBITDA requirement to $19.5 million commencing March 31, 2003 and $23.0 million commencing June 30, 2004 to the termination of the Original Credit Agreement.

The Original Credit Agreement, as amended, is referred to as the Credit Agreement. As of March 31, 2004 and December 31, 2003, the Companies were not in compliance with the Adjusted Fixed Charge Coverage Ratio and the minimum trailing twelve-month Adjusted EBITDA along with the Leverage Ratio at December 31, 2003 and March 31, 2004 as specified in the Credit Agreement, among other financial covenant violations. On July 6, 2004, the Companies entered into a Forbearance Agreement with the Bank Group whereby the Bank Group agreed to forbear exercising their legal remedies under the Credit Agreement by reason of technical default while the Credit Agreement was renegotiated. On November 4, 2004, the Companies renegotiated the Credit Agreement with the Bank Group which waived all past covenant violations and extended the maturity date to June 2006.

Proceeds from the Buyout were used to repay the $64.0 million still owed on the Credit Agreement at December 20, 2004. As a result of repaying the Credit Agreement, the Companies recorded a loss on early retirement of debt of approximately $596,000 which represents unamortized deferred financing fees that were written off. All of the loss was recorded on the consolidated statements of operations of the Company.

Interest Rate Swaps

During 2001, as part of entering into the Original Credit Agreement, the Companies entered into two interest-rate swaps, each with notional amounts equal to $28.0 million (the “Swaps”), to reduce Companies’ exposure to changes in interest rates. The Swaps effectively converted $56.0 million of the

Notes to Consolidated Financial Statements

Virgin River Casino Corporation (cont’d)

7.              Long-term Debt (cont’d)

Companies’ floating rate debt to a fixed rate. The Swaps became effective on June 29, 2001 and terminate on June 30, 2006. The Companies paid a fixed rate of 5.88% on the Swaps, which was priced to assume no value at inception.

The Swaps are accounted for under the guidance of SFAS No. 133, “Accounting for Derivative Instruments in Hedging Activities.” Since the notional amount of the Swaps was always to be less than the principal amount of the debt, and the interest periods and interest rates were the same on both the swap and the debt, there was to be no ineffectiveness in the swap. Based on these assumptions, the Swaps qualified as hedge instruments and met the requirements under SFAS No. 133 to be accounted for as a cash flow hedge. As a result, the change in fair market value of the Swaps during the year ended December 31, 2003 is recorded as a comprehensive loss in the accompanying consolidated statements of operations and comprehensive (loss) income.

Given the Companies’ noncompliance with the terms of the Credit Agreement and subsequently as a result of the Buyout, during the year ended December 31, 2004, the Swaps lost their effectiveness and the ability to qualify as a hedge instrument. Accordingly, for the years ended December 31, 2005 and 2004, the change in fair value of the Swaps was accounted for as income to current earnings. Specifically, for the year ended December 31, 2004, the Companies recorded a loss relating to the change in the fair value of the Swaps totaling $1.5 million, which was equal to the write-off of the cumulative comprehensive loss of $5.3 million, net of the current year increase in fair value of the Swaps of $3.8 million. The total amount of the loss was recorded in the accompanying consolidated statement of operations of the Company. As of December 31, 2005, the Companies have no plans of reestablishing the Swaps as hedges. The fair value of the Swaps at December 31, 2005 was $0.2 million and is included in the accompanying consolidated balance sheet. The notional amount of the Swaps at December 31, 2005 was $33.6 million.

Similar to the Notes, B&BB, VRCC and RBG are jointly obligated under the Swaps. The allocation of the balance of the Swaps to the individual balance sheets of B&BB, VRCC and RBG was based on original allocation of the balance of the Original Credit Agreement. The consolidated balance sheet of the Company reflects the full obligation of the Swaps at December 31, 2005 and 2004.

Other Indebtedness

During 2002, B&BB, RBG and Resorts LLC entered into separate promissory notes with Wells Fargo Equipment Finance, Inc. totaling approximately $2.3 million to finance the acquisition of a player tracking system for each of the casinos. Each of the notes is separately guaranteed by B&BB, VRCC, RBG and Resorts LLC.

During 2002, Resorts LLC entered into a promissory note for approximately $574,000 with Wells Fargo Equipment Finance, Inc. to finance the acquisition of laundry equipment. The promissory note is guaranteed by B&BB, VRCC and RBG.

During 2001, RBG and Resorts LLC entered into a promissory note for approximately $1 million with Wells Fargo Equipment Finance, Inc. to finance the acquisition of golf course maintenance equipment. The promissory note is guaranteed by B&BB and VRCC.

RBG has a financing commitment, dated April 2, 1998 for up to $10 million under a Hypothecation Note (the Hypothecation Note) with Equivest Capital, Inc. f/k/a Resort Funding, Inc. whereby RBG may borrow against notes receivable pledged as collateral (see Note 5). On December 24, 2003, RBG amended

Notes to Consolidated Financial Statements

Virgin River Casino Corporation (cont’d)

7.              Long-term Debt (cont’d)

the Hypothecation Note extending the maturity date until April 2, 2004 to allow time for a new financing commitment to be entered into by RBG and Resorts LLC; however, as of December 31, 2005, no new commitment is in place.

The estimated fair value of the Senior Notes was $127.5 million and for the Senior Sub Notes was $45.4 million and $41.3 million, respectively, at December 31, 2005 and 2004. The estimated fair value amounts were based on quoted market prices. For all other indebtedness, the fair value approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

8.              Related Party Transactions

Wingnuts, Inc. is a company that owns an airplane used by the Company. Wingnuts, Inc. is owned by the Mr. Black along with various former shareholders of the Companies. Wingnuts, Inc. charges the Company for business usage of the airplane using hourly rates for actual air time. Total charges for the years ended December 31, 2005, 2004 and 2003 were $0, $46,000 and $38,000, respectively.

MJB Development is a real estate construction company owned by a former shareholder of the Companies which provided construction services associated with hotel facilities of the Company. When performing construction services, the actual costs of construction, overhead charges, and a profit are charged to the Company. In addition to construction services, MJB Development has also leased containers for storage to the Company. Total charges for construction and leasing of storage containers totaled $2,000, $23,000, and $94,000 during the years ended December 31, 2005, 2004 and 2003, respectively, and are included in the accompanying consolidated statements of operations. In addition, during the year ended December 31, 2005, the Company paid MJB Development $68,000 to purchase previously leased storage containers.

MDW is a Nevada limited-liability company in which Mr. Black has an interest. MDW owns a condominium complex located in Mesquite, Nevada. The Company had entered into a lease agreement with MDW whereby MDW gave the members of the CasaBlanca Vacation Club (the timeshare club

Notes to Consolidated Financial Statements

Virgin River Casino Corporation (cont’d)

8.              Related Party Transactions (cont’d)

associated with the CasaBlanca) the right to use and occupy the timeshare units located on the leasehold property. The remaining units at the condominium complex were utilized by the CasaBlanca for hotel and apartment purposes. On December 15, 2004, pursuant to a termination agreement, the Company terminated its lease with MDW. The rent payments paid by the Company to MDW during the years ended December 31, 2005, 2004, and 2003 were $0, $739,000, and $734,000, respectively, and are included in the consolidated statements of operations. The Company recorded approximately $0.9 million in other income related to the condominium sales during the year ended December 31, 2005. In addition, pursuant to the lease termination agreement, the Company owes MDW $16,000 at December 31, 2005.

Virgin River Foodmart, Inc., a Nevada corporation, (“Foodmart”) is owned by Mr. Black and former shareholders of VRCC. Pursuant to a lease agreement dated November 1996, VRCC leased to Foodmart certain real property and the structures and improvements contained thereon for the purposes of operating the Virgin River Food Mart. The term of the lease was for 30 years at approximately $18,500 a month with Foodmart having the option to extend the lease for two additional ten year periods. Pursuant to the Buyout, the real property, structures and improvements previously leased to Foodmart were not acquired by Mr. Black, but were distributed to the shareholders of VRCC; therefore the lease between VRCC and Foodmart was terminated. Lease payments made to VRCC were $0, $222,000 and $222,000 for the years ended December 31, 2005, 2004 and 2003 and are included in the accompanying consolidated statements of operations.

In addition, participants in the Company’s slot club program are able to redeem their points for gasoline at the Foodmart. Foodmart charges the Company the retail amount of gas purchased with player points. For the years ended December 31, 2005, 2004 and 2003, Foodmart has charged the Company $113,000, $150,000 and $159,000, respectively, for gasoline purchased with points from the Company’s slot club program.

Black, LoBello & Pitegoff is a law firm managed by the daughter of Mr. Black. The Company retains Black, LoBello & Pitegoff as outside legal counsel, and Black, LoBello & Pitegoff has received legal fees for legal services in the amount of $112,000, $153,000 and $127,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Pursuant to the Indenture, Mr. Black is entitled to a management fee for his management of the Companies of up to 5% of EBITDA, as defined. The Company has expensed and recorded a liability of $0.8 million as of December 31, 2005. In addition, Mr. Black received management fees totaling $5,000 for the year ended December 31, 2003.

Gaming Research is a consulting firm retained to perform marketing research for the Company. The principal of Gaming Research is the father of the Company’s chief operating officer. Gaming research received consulting fees of $70,000 for the year ended December 31, 2005.

The Company provided management and other services to two related parties that manage and operate the home owners associations of the vacation intervals sold at the property. Included in the accompanying consolidated balance sheets is a receivable for $95,000 and $213,000 related to amounts owed for those services as of December 31, 2005 and 2004, respectively.

Notes to Consolidated Financial Statements

Virgin River Casino Corporation (cont’d)

9.     401(k) Plan

The Companies implemented a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 40% of the first 6% of each participating employee’s compensation. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company’s portion of the Companies’ matching contributions for the years ended December 31, 2005, 2004 and 2003 was $183,000, $182,000 and $222,000, respectively.

10.  Rental revenue

In 1990, the Company, as lessor, entered into a lease with B&BB for the land and building that currently contain the Virgin River Hotel/Casino/Bingo operations. The lease has a term of 30 years, ending in May 2020, with the ability to extend the lease for two ten year periods at the option of B&BB. The lease provides for monthly payments of $525,000 through May 2020. Annually during the renewal period, the monthly lease payments shall increase based on the change in the consumer price index.

In 1990, the Company entered into a lease agreement, which was last amended in April 1995, with Westates Theater, Inc. to lease and operate theaters at the Virgin River Hotel/Casino/Bingo. The term of the lease is for 15 years from the last amendment date. The lease calls for monthly lease payments, which currently approximate $10,600, in addition to a percentage rent that is calculated annually based on 7% of gross revenue from the theater operation in excess of $800,000. Annually the monthly lease payment shall increase based on the change in the consumer price index.

In 2001, the Company entered into a lease agreement with McDonald’s Corporation (McDonald’s) for certain real property located adjacent to the Virgin River Foodmart for the purpose of operating a restaurant. The term of the lease was for 20 years with the annual lease beginning at $50,000 and escalating to $76,000 at the end of the original lease term with McDonald’s holding an option to extend the lease for four successive periods of 5 years each. Pursuant to the Buyout, the real property leased to McDonald’s was not acquired by Mr. Black, but were distributed to the shareholders of VRCC; therefore the lease between VRCC and McDonald’s was terminated.

Future minimum lease payments under operating leases for the five years subsequent to December 31, 2005 are as follows (in thousands):

Years ending December 31:
2006	$6,427
2007	6,427
2008	6,427
2009	6,427
2010	6,332
Thereafter	59,325
$91,365

Notes to Consolidated Financial Statements

Virgin River Casino Corporation (cont’d)

11.  Commitments and Contingencies

Capital Leases—During 2001, Resorts LLC signed a lease agreement with Textron Financial Corporation to lease golf carts for the Palms golf course over a four-year period beginning December 2001. The aggregate monthly payments, including interest and taxes are $2,442 a month. This lease terminated during the year ended December 31, 2005.

During 1997, RBG signed a lease agreement with MDW Mesquite, LLC (“MDW”) for the use of their condominium complex, to be used to sell Vacation Intervals, for a period of fifty years. Mr. Black is a member of MDW. The obligation under this capital lease provides for aggregate monthly payments, including interest and taxes of $49,800 determined using an interest rate of 9.25%. On January 5, 1999, the lease agreement was amended to provide for additional monthly rental payments of $12,750 to MDW Mesquite, LLC.

Effective December 15, 2004, RBG and MDW terminated their lease agreement. Pursuant to the agreement, the rental units under the original lease agreement would be converted to condominiums to be offered for sale. In total, 197 condominiums will be offered for sale for approximately $44,000 to $69,000 a unit, depending on the size of the unit. Mr. Black will receive 6% of the net sales proceeds from the sale of the condominium units, as defined (the “fee”). MDW also will convey to RBG three timeshare units. During the sales process, MDW and RBG will share equally the rental income from the remaining rental units pending their sale (“rental income”) and share equally the expenses of the condominium project, including debt service and the fee (“project expenses”). MDW also will pay RBG 44% of the net sales proceeds from the sale of the condominium units less the fair market value of the three timeshare units conveyed to RBG. RBG advanced project expenses for a six-month period beginning on December 15, 2004 to the extent MDW did not have sufficient funds to pay the project expenses, provided, however, that the aggregate amount of the advances would not exceed $150,000. Until the aggregate amount of any such advances plus an additional payment of approximately 15% of the aggregate amount of such advances is repaid to RBG, all net sales proceeds and rental income would be payable to RBG. The Company recorded approximately $0.9 million in other income related to the condominium sales during the year ended December 31, 2005. In addition, pursuant to the lease termination agreement, Management has determined under the provisions of FIN 46R that they are not the primary beneficiary of MDW and accordingly have not consolidated MDW in these consolidated financial statements. As of December 31, 2005, MDW had total assets of $1.0 million (unaudited), liabilities of $10,000 (unaudited) and members’ equity of $0.9 million (unaudited). Under the terms of the MDW, LLC operating agreement and lease termination agreement, management believes that Mr. Black does not have the ability to exercise control or significant influence over the operations of MDW and accordingly the Company recorded a gain relating to the lease termination of approximately $1.3 million in the accompanying consolidated financial statements for the year ended December 31, 2004.

Operating Leases—

In October 2005, the Companies entered into an agreement with Wells Fargo Financial Leasing to lease golf maintenance equipment totaling approximately $1.3 million. The term of the lease is 36 months at a rate of $29,000 per month.

In May 2005, the Companies entered into a lease arrangement with Dell Financial Services to lease desktop computers and servers. The term of the lease is 18 months at a rate of approximately $29,000 a month. The lease also provides for a renewal period of an additional 18 months at approximately $6,000 a month.

Notes to Consolidated Financial Statements

Virgin River Casino Corporation (cont’d)

11.  Commitments and Contingencies (cont’d)

During 2003, RBG signed a lease agreement with Wells Fargo Equipment Finance to lease golf carts for the Resort golf course over a three-year period beginning November 2003. The aggregate monthly payments, including interest and taxes are $5,500 a month.

During 2002, RBG signed a lease agreement with IBM Credit LLC to lease computer hardware for the Companies over a three-year period beginning January 2002. The aggregate monthly payments, including interest and taxes are $9,100 a month.

As part of the acquisition of the Oasis Resort Hotel and Casino, Resorts LLC has been assigned the rights to an agreement to lease the land which contains a portion of the golf course of the Oasis Casino and Hotel from the state of Arizona. The lease agreement is for a term of ten years that began in May 1998 at an annual rate of $26,650 and increases every year until the last year of the lease when the annual lease rate is $135,750.

As part of the acquisition of the Resort, RBG has been assigned the rights to an agreement to lease the land and water rights which contain the golf course of the Resort. The lease agreement is for a term of 99 years that began in June 1995 at a monthly lease rate of $18,000. In June 2005 and every 5 years thereafter, the lease rate will be adjusted based on the increase in the Consumer Price Index, as defined.

Future minimum lease payments under operating leases for the five years subsequent to December 31, 2005 are as follows (in thousands): Years ending December 31:

2006	$1,203
2007	812
2008	566
2009	281
2010	281
Thereafter	23,443
$26,586

Rent expense for the years ended December 31, 2005, 2004 and 2003 were $1.1 million, $1.1 million and $1.2 million, respectively.

Workmans’ Compensation Claim—In February 2004, an employee of Resorts LLC was killed while performing maintenance work on the Palms Golf Course. As a result of the death, the Company has recorded a liability as of December 31, 2005 of $116,000, which represents the Company’s obligation to the family of the deceased under their workmans’ compensation policy and the workmans’ compensation laws of the State of Nevada.

Litigation—From time to time the Company is party to various legal proceedings, most of which relate to routine matters incidental to the business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

Environmental Matter—The Company has become aware that there is contamination present on some of its properties apparently due to past operations, which included a truck stop and gas station. In particular, groundwater contamination at the Oasis property (which appears to have migrated onto the CasaBlanca property) is the subject of investigation and cleanup activities being conducted by the prior owners of the Oasis. Management believes that the prior owners are responsible for such matters under an indemnity agreement negotiated at the time the Oasis was purchased; however, there is no assurance that the

Notes to Consolidated Financial Statements

Virgin River Casino Corporation (cont’d)

11.  Commitments and Contingencies (cont’d)

Company will not incur costs related to this matter. Moreover, it is possible that future developments could lead to material environmental compliance costs or other liabilities for the Company and these costs could have a material adverse effect on our combined financial position or results of operations. As of December 31, 2005 and 2004, respectively, no costs were incurred in connection with this matter.

Purchasing Commitments—In September 2005, the Companies entered into an agreement with Agilysys NV, LLC to purchase a new property management IT system for the three properties. Implementation is expected to begin in December 2005 with a completion date expected to occur before the end of the second quarter 2006. The estimated cost of this project is approximately $1.7 million.

In September 2005, the Companies entered into an agreement with Infinium Software, Inc. to purchase a new financial management IT system. Implementation is expected to begin in December 2005 with an completion date expected to occur before the end of the second quarter in 2006. The estimated cost of this project is approximately $615,000.

12.  Subsequent Events (Unaudited)

In January 2006, Oasis Interval Ownership, LLC entered into an agreement with Global Exchange Development Corp. to sell substantially all of the unsold time share intervals at the Oasis Hotel and Casino. The sale is expected to close in three separate closings each involving approximately one-third of the unsold time share intervals at the Oasis Hotel and Casino. Each close is expected to occur within 6 months of the preceding close. Within each close, Global Exchange Development Corp. will pay 20% of the purchase price in cash and execute a note for the remaining 80% of the purchase price. Each note will be due one year from issuance and provide an interest rate equivalent to the federal rate for short term notes. The first closing occurred in January 2006 for $280,000. As part of the close, Global Exchange Development Corp. executed a note payable to Oasis Interval Ownership, LLC in the amount of $224,000 due January 2007 at an interest rate of 4.38%.

13.  Selected Quarterly Financial Data (Unaudited)

Selected quarter financial data (unaudited) for the year ended December 31, 2005 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$31,203	$31,506	$26,907	$28,965	$118,581
Operating expenses	$26,917	$28,655	$27,847	$27,939	$111,358
Income (loss) from operations	$4,286	$2,851	$(940)	$1,026	$7,223
Net income (loss)	$220	$(1,740)	$(5,010)	$(2,478)	$(9,008)

Selected quarter financial data (unaudited) for the year ended December 31, 2004 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$30,446	$31,278	$26,823	$28,153	$116,700
Operating expenses	$26,481	$27,014	$25,459	$26,678	$105,632
Income from operations	$3,965	$4,264	$1,364	$1,475	$11,068
Net income (loss)	$2,977	$2,911	$(180)	$(4,359)	$1,349

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

RBG, LLC:

We have audited the accompanying consolidated balance sheets of RBG, LLC as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, members’ deficit, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 17, 2006

RBG, LLC

Consolidated Balance Sheets

December 31, 2005 and 2004

(in thousands)

	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$7,815	$7,544
Accounts receivable, net of allowance of $295 and $261 for 2005 and 2004, respectively	1,226	799
Related company receivables	620	205
Related party receivables	95	213
Inventories	1,652	1,680
Property held for vacation interval sales	392	461
Prepaid expenses	3,116	2,823
Current portion of notes receivable	303	414
Total current assets	15,219	14,139
Property and equipment, net	84,397	69,137
Notes receivable, less current portion	1,821	2,487
Goodwill and other intangible assets, net	31,193	34,084
Other assets	217	399
Total assets	$132,847	$120,246

Liabilities and Members’ Deficit
Current liabilities:
Bank overdraft	$548	$1,480
Current portion of obligation under capital lease	—	18
Current portion of gaming equipment financing	2,528	582
Current portion of long-term debt	614	1,353
Accounts payable	2,762	3,154
Accrued liabilities	16,119	8,645
Related company liabilities	196	200
Total current liabilities	22,767	15,432
Gaming equipment financing, less current portion	3,306	189
Long-term debt, less current portion	172,333	165,588
Fair value of interest rate swaps	195	1,493
Commitments and contingencies
Members’ deficit:
Members’ contributions	122,799	116,391
Deemed distribution	(178,883)	(165,831)
Accumulated deficit	(9,670)	(13,016)
Total members’ deficit	(65,754)	(62,456)
Total liabilities and members’ deficit	$132,847	$120,246

The accompanying notes are an integral part of these consolidated financial statements.

RBG, LLC

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003

Revenues
Casino	$62,394	$57,753	$54,201
Food and beverage	30,350	30,509	28,293
Hotel	20,397	18,704	17,892
Other	17,668	19,511	18,658
Total revenues	130,809	126,477	119,044
Less—promotional allowances	(19,302)	(17,208)	(17,420)
Net revenues	111,507	109,269	101,624
Operating expenses:
Casino	30,688	28,809	28,005
Food and beverage	18,917	19,013	18,026
Hotel	5,762	6,506	6,304
Other	13,711	14,436	13,384
General and administrative	30,939	28,396	25,098
Depreciation and amortization	7,930	5,976	5,925
Loss on sale and disposal of assets	772	55	191
Total operating expenses	108,719	103,191	96,933
Operating income	2,788	6,078	4,691
Other income (expense):
Interest expense	(1,278)	(5,903)	(6,482)
Related company interest expense	—	(41)	(84)
Change in fair value of interest rate swaps	930	(1,069)	—
Return on investment with MDW, LLC	906	—	—
Gain on termination of capital lease	—	1,279	—
Loss on early retirement of debt	—	(445)	—
Other expense	558	(6,179)	(6,566)
Net income (loss)	3,346	(101)	(1,875)
Change in fair value of interest rate swaps	—	—	1
Total comprehensive income (loss)	$3,346	$(101)	$(1,874)

The accompanying notes are an integral part of these consolidated financial statements.

RBG, LLC

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$3,346	$(101)	$(1,875)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,930	5,976	5,925
Change in fair value of interest rate swaps	(930)	1,069	—
Loss on sale and disposal of assets	772	55	191
Interest on gaming equipment financing	327	—	—
Gain on termination of capital lease	—	(1,279)	—
Amortization of deferred financing fees	—	205	297
Loss on early retirement of debt	—	445	—
Cost of vacation intervals sales	69	397	156
Change in operating assets and liabilities:
Accounts and related party and related company receivables, net	(724)	230	396
Inventories	28	(55)	(20)
Prepaid expenses	(293)	(65)	(637)
Accounts payable, related company liabilities and accrued liabilities	922	(726)	407
Net cash provided by operating activities	11,447	6,151	4,840

Cash flows from investing activities:
Proceeds received from sale of assets	148	6	89
Capital expenditures	(9,295)	(2,492)	(2,459)
Decrease (increase) in notes receivable	777	237	(162)
Net cash used in investing activities	(8,370)	(2,249)	(2,532)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	216	405	628
Payment of gaming equipment financing	(777)	(696)	(998)
Payment of long-term debt	(1,475)	(3,437)	(1,672)
Increase (decrease) in bank overdraft	(932)	216	275
Payment of obligations under capital lease	(18)	(30)	(30)
Payment of financing fees	—	(116)	—
Change in other assets	180	(129)	(82)
Net cash used in financing activities	(2,806)	(3,787)	(1,879)
Net increase in cash and cash equivalents	271	115	429
Cash and cash equivalents at beginning of year	7,544	7,429	7,000
Cash and cash equivalents at end of year	$7,815	$7,544	$7,429

The accompanying notes are an integral part of these consolidated financial statements.

RBG, LLC

Consolidated Statements of Cash Flows (continued)

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003

Supplemental cash flow disclosure:

Cash paid for interest	$951	$5,698	$6,185

Noncash investing and financing activities:

Acquisition of assets with contributed equity	$—	$99,923	$—

Acquisition of assets with gaming financing	$5,513	$918	$1,059

The accompanying notes are an integral part of these consolidated financial statements.

RBG, LLC

Consolidated Statements of Members’ Deficit
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	Members’ Contributions	Accumulated Deficit	Accumulated Comprehensive Loss	Deemed Distribution	Total Members’ Deficit

Balance, January 1, 2003	$15,950	$(11,040)	$(3,810)	$(19,541)	$(18,441)

Net loss	—	(1,875)	—	—	(1,875)
Change in fair value of interest rate swaps	—	—	1	1	2
Deemed distribution	—	—	—	3,000	3,000

Balance, December 31, 2003	15,950	(12,915)	(3,809)	(16,540)	(17,314)
Net loss	—	(101)	—	—	(101)
Recognition of other comprehensive loss into earnings	—	—	3,809	1,509	5,318
Members’ interest step-up	518	—	—	—	518
Members’ contribution	99,923	—	—	—	99,923
Deemed distribution	—	—	—	(150,800)	(150,800)
Balance, December 31, 2004	116,391	(13,016)	—	(165,831)	(62,456)

Net income	—	3,346	—	—	3,346
Purchase accounting true-up	6,408	—	—	—	6,408
Deemed distribution	—	—	—	(13,052)	(13,052)

Balance, December 31, 2005	$122,799	$(9,670)	$—	$(178,883)	$(65,754)

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

RBG, LLC

1.     Basis of Presentation and Background

The accompanying consolidated financial statements include the accounts of RBG, LLC (doing business as CasaBlanca Resort/Casino/Golf/Spa) and its wholly owned subsidiary Casablanca Resorts, LLC (doing business as Oasis Resort & Casino) (“Resorts LLC”). Prior to December 20, 2004, RBG, LLC (“RBG”) was a 61.54% owned subsidiary of Virgin River Casino Corp. (“VRCC”). Four siblings owned 100% of the shares of VRCC and owned 8.47% of the membership interests in RBG individually. Those same four siblings owned 93.28% of B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo) (“B&BB”). VRCC, RBG and B&BB (collectively the “Companies”) doing business in Mesquite, Nevada as hotel casinos and are operated under common management. Significant inter-company items and transactions have been eliminated.

B&BB and VRCC are Nevada corporations formed on December 7, 1989 and July 1, 1988, respectively, for the purpose of owning and operating Virgin River Hotel/Casino/Bingo (Virgin River) located in Mesquite, Nevada. The hotel portion of the facility commenced operations on June 1, 1990, and the casino portion commenced operations on September 1, 1990. The land and buildings are owned by VRCC and leased to B&BB. Certain personal property including furniture and fixtures, leasehold improvements within the casino, and gaming equipment are owned by B&BB.

On March 17, 1997, RBG, a Nevada limited-liability company, was formed pursuant to an operating agreement (the “Operating Agreement”) between Robert R. Black, Sr. (“Mr. Black”) and R. Black, Inc., a Nevada corporation, for the purpose of acquiring the assets of Player’s Island Resort (the “Resort”) in Mesquite, Nevada, currently operating as the CasaBlanca Resort/Casino/Golf/Spa. On March 18, 1997, pursuant to an asset purchase agreement between RBG and certain subsidiaries of Players International, Inc., RBG purchased the Resort for $30.5 million. The Operating Agreement provides for the net income (loss) of RBG to be allocated among the members in proportion to their respective interest in RBG. The Operating Agreement terminates on February 18, 2027.

On May 31, 2001, Resorts LLC a Nevada limited-liability company, was formed pursuant to an operating agreement (Agreement) by RBG, as the sole member, for the purpose of acquiring the assets of Si Redd’s Oasis Resort Hotel and Casino in Mesquite, Nevada. On June 30, 2001, pursuant to an asset purchase agreement between Resorts LLC, WSR, Inc., William S. Redd and Marilyn S. Redd Family Trust U/T/D 4/23/93, William S. Redd Family Trust U/T/D 9/22/92, Redd 1996 Trust U/T/D 10/14/96, and Arvada Ranch Properties, LLC, Resorts LLC purchased Si Redd’s Oasis Resort Hotel and Casino for $31.7 million.

The Agreement provides for the net income (loss) of Resorts LLC to be allocated to members in proportion to their respective interest in Resorts LLC. The operating agreement terminates when any of the following items have occurred (1) all interests in the property acquired by Resorts LLC have been sold or disposed of or have been abandoned, or (2) in the event that Resorts LLC is bankrupt, a member withdraws or is expelled, the assignment by any member’s interest without the written consent of the remaining members, or the admission of a new member without the written consent of the remaining members to the continuation of Resorts LLC.

On December 20, 2004, the Companies entered into a series of transactions whereby they issued $125.0 million aggregate principal amount of Senior Secured Notes due 2012 and $66.0 million aggregate principal amount at maturity ($39.9 million in gross proceeds) of Senior Subordinated Notes due 2013,

Notes to Consolidated Financial Statements

RBG, LLC (cont’d)

1.     Basis of Presentation and Background (cont’d)

and received a $16.0 million equity contribution from Mr. Black and R. Black, Inc. The Companies used the proceeds from the above offering to purchase the interests held by certain affiliated and unaffiliated shareholders (collectively known as the “Buyout”) for $101.4 million pursuant to the Agreement for Purchase and Sale or Redemption of Equity Interests (“Agreement for Purchase of Equity Interests”) between James A. Black Gaming Properties Trust, Gary W. Black Gaming Properties Trust, Michael T. Black Gaming Properties Trust, Jorco, Inc., Marcus A. Hall, James Ritchie and Barry Moore as Sellers and Robert R. Black, VRCC, and B&BB as Purchasers (see Note 3). As a result of the Buyout, Mr. Black obtained the remaining 80.97% interest in B&BB and 75.0% interest in VRCC. VRCC along with R. Black, Inc. acquired 32.69% of the membership interest in RBG that was being purchased. The remaining proceeds were utilized to repay $64.0 million owed under the Credit Agreement and the $2.0 million promissory note payable to a selling shareholder (See Note 8). Five days prior to the Buyout, RBG terminated the lease with MDW (see Notes 9 and 11) and the Companies disposed of certain assets. As a result of these transactions, Mr. Black and R. Black, Inc. control VRCC, RBG and B&BB. In addition, VRCC, RBG, LLC and B&BB are co-issuers on the Companies’ Senior Secured and Senior Subordinated Notes and all three entities are jointly managed and share resources (see Note 8).

2.     Summary of Significant Accounting Policies

Casino Revenue and Promotional Allowances—In accordance with industry practice, RBG recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of rooms, food and beverage furnished to customers without charge is included in gross revenues and then deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses and consist of the following (amounts in thousands):

	Year ended December 31,
	2005	2004	2003

Food and beverage	$6,772	$6,285	$6,068
Hotel	2,676	2,111	2,266
Other	1,873	1,413	1,430
	$11,321	$9,809	$9,764

RBG’s slot club program (the “One Card”) allows customers to redeem points earned from their gaming activity at any of the Companies’ properties for complimentary food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries under the One Card is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed under the One Card is recorded in casino costs and expenses.

Vacation Interval Sales—RBG recognizes revenue on the sale of vacation intervals when a minimum of 10% of the sales price has been received in cash, collectibility of the receivable representing the remainder of the sales price is reasonably assured, and RBG has completed substantially all of the obligations with respect to any development related to the real estate sold.

Notes to Consolidated Financial Statements

RBG, LLC (cont’d)

2.     Summary of Significant Accounting Policies (cont’d)

Cash and Cash Equivalents—RBG considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents. Bank overdraft represents a negative cash balance that has been reclassified to current liabilities.

Related company receivables and payables—The Companies are under common management and ownership. Payroll and other operating expenses are shared and expensed to each entity as incurred. Related company receivables and payables represent amounts due or owed amongst the entities for such expenses.

Inventories—Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

Property Held for Vacation Interval Sales—Property held for vacation interval sales includes the acquisition costs of the vacation intervals and renovations and the cost of land, development and construction of the vacation interval project. As intervals are sold, the cost of the interval and the estimated cost of renovations or the estimated total costs at completion for the project are charged ratably to cost of vacation interval sales. Interest on renovations or development and construction of vacation intervals is capitalized or charged to expense depending on the duration of the renovations.

Notes and Accounts Receivable—RBG’s notes receivables are considered homogenous and are evaluated for impairment collectively, except for individual receivables placed on nonaccrual status, in which case receivables are reviewed individually for impairment. Impairment is measured based on the fair value of the collateral. If the measurement of fair value is less than RBG’s recorded investment in the note receivable, the impairment is recognized by creating a specific allowance. Significant changes in the original assumptions of the measure of impairment are an adjustment to the specific allowance. RBG periodically reviews the relevant factors and the formula by which additions are made to the allowance for uncollectible notes receivable. The general allowance is provided based on a number of factors, including current economic trends, estimated collateral values, management’s assessment of credit risk inherent in the portfolio and historical loss experience.

RBG’s accounts receivable represent amounts due from patrons for gaming activities, hotel and other. Bad debt expense for notes and accounts receivable totaled $120,000, $285,000 and $237,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

Fair Value of Financial Instruments—The carrying value of RBG’s cash and cash equivalents, receivables, accounts payable and debt, other than the Notes, approximates fair value primarily because of the short maturities of these instruments. The fair value on the Notes is based on quoted market prices.

Property and Equipment—Property and equipment is stated at cost, including interest capitalized on internally constructed assets calculated at the overall weighted-average borrowing rate of interest.

Depreciation and amortization is provided on a straight-line basis over the assets’ estimated useful lives. The estimated useful lives are as follows:

Buildings	31.5 to 40 years
Land improvements	15 years
Leasehold improvements	5 to 10 years
Furniture, fixtures and equipment	5 years

Notes to Consolidated Financial Statements

RBG, LLC (cont’d)

2.     Summary of Significant Accounting Policies (cont’d)

RBG evaluates the carrying value for real estate inventories, including property held for vacation interval sales, in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”). SFAS 144 requires that when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, companies should evaluate the need for an impairment write-down. Impairment write-downs are recorded to real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated from those assets are less than the carrying amount of the assets. When an impairment write-down is required, the related assets are adjusted to their estimated fair value less costs to sell. RBG did not record any impairment losses during the years ended December 31, 2005, 2004 or 2003.

Income Taxes—RBG and Resorts LLC are limited liability companies. As such, federal income taxes are an obligation of the individual owners and no provision for income taxes is reflected in the accompanying consolidated financial statements.

Advertising Costs—Advertising costs incurred by RBG are expensed as incurred. Advertising costs were $5.0 million, $3.2 million and $3.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Deferred Financing Costs—Deferred financing costs are amortized to interest expense over the term of the related financing.

Goodwill and Other Intangible Assets— Goodwill associated with the Buyout totaled $11.5 million at December 31, 2005. Other intangible assets, which represent acquired customer lists, which is stated at cost net of accumulated amortization and trademarks. Trademarks totaled $7.4 million at December 31, 2005. Customer lists totaled $12.3 million and $2.3 million as of December 31, 2005 and 2004, respectively. These costs, which during the year ended December 31, 2005 were amortized on a straight-line basis over three years, will be amortized on a straight-line basis over the assets’ revised estimated useful life of approximately seven years subsequent to December 31, 2005. Amortization expense was $753,000, $290,000 and $500,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Future amortization expense of intangible assets is estimated to be approximately $2.3 million per annum.

RBG reviews intangible assets that are subject to amortization for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS 144, an impairment loss will be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes the new accounting basis. RBG did not record any impairment losses during the years ended December 31, 2005, 2004 or 2003.

Notes to Consolidated Financial Statements

RBG, LLC (cont’d)

2.     Summary of Significant Accounting Policies (cont’d)

Debt Guarantee

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued, and requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. A conclusion reached by the FASB in this Interpretation is the exclusion from the liability recognition provisions of guarantees issued between entities under common control or parent or subsidiary guarantees of third-party debt on behalf of that parent or subsidiary. Such guarantees, however, are not excluded from the enhanced disclosure provisions. The disclosure provisions have been included in the accompanying consolidated financial statements and footnotes.

Interest Rate Swaps—The Companies, from time to time, use interest rate swaps and similar financial instruments to assist in managing interest incurred on its long-term debt. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the swap or similar financial instrument. The Companies account for interest rate swap agreements in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its corresponding amendments under SFAS 138 and SFAS 149. SFAS 133 requires the Companies to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded currently in earnings as a change in fair value of the swap unless special hedge accounting criteria are met whereby the change is recorded as a component of other comprehensive income. The Companies have designated the interest rate swaps as cash flow hedges and, accordingly, the effective portions of changes in the fair value of the interest rate swaps are reported in other comprehensive income. Any ineffective portions of hedges are recognized in earnings in the current period. During the year ended December 31, 2004, the Companies’ cash flow hedge became ineffective and, accordingly, the change in fair value is being accounted for in earnings on the consolidated statements of operations for the years ending December 31, 2005 and 2004.

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Players Club Liability—RBG adopted the consensus provisions of EITF 00-22—”Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” EITF 00-22 requires that the redemption of points, such as points earned in slot players clubs, be recorded as a reduction of revenue. Although the consensus reached in EITF 00-22 applies to a redemption of points for cash as opposed to a redemption of points for free products and services, management believes the premise of EITF 00-22 applies to RBG’s slot club program, which provides for the redemption of points for only free products and services (and not for cash). RBG’s One Card player card allows customers to redeem points earned from their gaming activity at all the Companies’ properties for complimentary food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries is recorded as revenue with a

Notes to Consolidated Financial Statements

RBG, LLC (cont’d)

2.     Summary of Significant Accounting Policies (cont’d)

corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed is recorded in casino costs and expenses. RBG also records a liability for the estimated cost of the outstanding points related to the One Card.

Self-Insurance Reserves – RBG reviews self-insurance reserves at least quarterly. The amount of reserve is determined by reviewing actual expenditures for the previous twelve-month period and reviewing reports prepared by the third party plan administrator for any significant unpaid claims. The reserve is accrued at an amount that approximates the amount needed to pay both reported and unreported claims as of the balance sheet date, which management believes are adequate.

Segment Information—It is management’s belief that RBG’s operations are part of a single segment which is the casino and hotel business and related amenities. RBG believes that it meets the “economic similarity” criteria established by SFAS No. 131, and as a result, RBG aggregates all of its properties into one operating segment. All of our properties offer the similar products, cater to the same customer base, are all located in the Mesquite, Nevada, area, have the same regulatory and tax structure, share the same marketing techniques and are all directed by a centralized management structure. In addition, management believes that all of its ancillary operations such as golf course operations, spa, timeshare and other amenities are in place to increase and enhance the casino and hotel business.

Recently Issued Accounting Standards—In 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” The objective of FIN 46R is to improve financial reporting by companies involved with variable interest entities. FIN 46R changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. RBG has determined that all variable interest entities it holds investments in at December 31, 2005 do not require consolidation under the provisions of FIN 46R as RBG is not subject to a majority of the risk of loss or entitled to receive a majority of the variable interest entity’s residual returns.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance in SFAS No. 150 to non-controlling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent’s financial statements under SFAS No. 150. The FASB decided to defer the application of SFAS No. 150 to these non-controlling interests until it could consider some of the resulting implementation issues associated with the measurement and recognition guidance for these non-controlling interests. RBG currently has no instruments impacted by the adoption of this statement and, therefore, the adoption did not have a significant impact on RBG’s results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. RBG is currently evaluating the provisions of SFAS No. 151 to determine its impact on RBG’s future financial statements.

Notes to Consolidated Financial Statements

RBG, LLC (cont’d)

2.     Summary of Significant Accounting Policies (cont’d)

In December 2004, the FASB issued SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” SFAS 152 amends existing accounting guidance to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions.” SFAS 152 is effective for our financial statements issued after January 1, 2006. The new accounting guidance requires, among other things, that costs incurred to sell timeshare units generally be charged to expense as incurred, including marketing expenses. The new standard will also require a change in the classification of certain items currently reported as expenses, requiring these items to be reflected as reductions of revenue. RBG is in the process of evaluating the impact of SFAS 152; however, the impact to reported revenue and net income is not expected to be significant.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This statement is based on the principle that exchanges of nonmonetary assets should be measured based on fair value of the assets exchanged. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. RBG is currently evaluating the provisions of SFAS No. 153 to determine its impact on its future financial statements.

3.     Purchase of Equity Interests

On December 20, 2004, pursuant to the Agreement for Purchase of Equity Interests described in Note 1, Mr. Black and R. Black, Inc. acquired certain interests in B&BB, VRCC and RBG for $101.4 million. During the year ended December 31, 2005, VRCC paid an additional $1.8 million to the previous owners pursuant to the Agreement for Purchase of Equity Interests. In addition, the Companies incurred approximately $10.6 million in capitalized deferred financing fees related to the issuance of the Notes, of which $9.1 million was recorded to the consolidated balance sheet of VRCC and balance sheet of B&BB at December 31, 2005. Management originally valued the assets acquired in the transaction as follows. Current assets and liabilities were recorded at book value, which approximated their estimated market values at the date of acquisition. Land, buildings and building improvements were valued based upon comparable values of recent sales in the Mesquite, Nevada market and 3rd party market valuations of comparable assets in Mesquite, Nevada. For equipment, management recorded these assets at book value, which was deemed to be fair value, considering the relative age and working condition of the equipment. Intangible assets, representing the Companies’ customer list and slot club program, were recorded at fair value, which was calculated based upon comparable customer lists and slot programs with other casinos operating in the Las Vegas and surrounding market. In accordance with the provisions of SFAS No. 141, the remainder of the purchase price was allocated to goodwill. Management believes that the goodwill arose from the Companies’ dominance in and the growing Mesquite, Nevada market, the value of the existing workforce and existing accounting and operating infrastructure.

Subsequent to management’s initial valuation, a third-party business valuation was obtained in the fourth quarter of 2005. Based upon the independent valuation, a final allocation of the purchase price was prepared.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by the Companies at the date of acquisition based upon the final valuation.

Notes to Consolidated Financial Statements

RBG, LLC (cont’d)

3.     Purchase of Equity Interests (cont’d)

At December 20, 2004

Current assets	$15,600
Property and equipment	105,200
Other non-current assets	3,300
Intangibles	31,900
Goodwill	12,500
Total assets acquired	168,500
Current liabilities	12,800
Long-term liabilities	1,200
Long-term debt assumed	53,300
Total liabilities assumed	67,300

Net assets acquired	$101,200

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to RBG at the date of acquisition based upon the final valuation.

At December 20, 2004

Current assets	$9,800
Property and equipment	66,000
Other non-current assets	2,800
Intangibles	20,500
Goodwill	11,500
Total assets acquired	110,600
Current liabilities	11,800
Long-term liabilities	900
Long-term debt assumed	46,600
Total liabilities assumed	59,300

Net assets acquired	$51,300

Notes to Consolidated Financial Statements

RBG, LLC (cont’d)

3.     Purchase of Equity Interests (cont’d)

The following unaudited pro forma consolidated financial information for RBG has been prepared assuming the Buyout occurred on January 1, 2004 and 2003, respectively (in thousands):

	Year Ended December 31, 2004	Year Ended December 31, 2003

Net revenues	$109,269	$101,624
Income from operations	$4,014	$2,627
Net income (loss)	$931	$(486)

4.     Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004

Land	$21,147	$16,684
Buildings	41,048	29,257
Land and leasehold improvements	14,272	17,806
Furniture, fixtures and equipment	37,454	30,269
Construction in progress	951	353
	114,872	94,369
Less—accumulated depreciation and amortization	(30,475)	(25,232)
Property and equipment, net	$84,397	$69,137

5.     Related Company Receivables and Payables

The related company receivable at December 31, 2005 consist of the following:

	December 31,
	2005	2004

Virgin River Casino Corp.	$225	$—
B&BB	395	205
Related company receivables	$620	$205

The related company payables consist of the following (in thousands):

	December 31,
	2005	2004

Virgin River Casino Corp.	$196	$166
B&BB	—	34
Related company payables	$196	$200

The transactions between the RBG and the entities above are based on informal arrangements. At December 31, 2005, there are no specific payment terms nor do any of the receivables require the payment of any interest.

Notes to Consolidated Financial Statements

RBG, LLC (cont’d)

6.     Notes Receivable

Notes receivable consist of the following (in thousands):

	December 31,
	2005	2004

Vacation interval notes receivable	$1,722	$2,518
Holdbacks by financing institutions	797	720
Allowance for possible credit losses	(395)	(337)
Total notes receivable	2,124	2,901
Less—current portion	(303)	(414)
Non-current notes receivable	$1,821	$2,487

Notes generated from the sale of vacation intervals generally bear interest at annual rates ranging from 12.75% to 14.75% and have terms of 5 to 7 years. The vacation interval notes receivable are collateralized by the right to use and deeds of trust on the vacation interval sold and serve as collateral to the Hypothecation Note (see Note 8).

7.     Gaming Equipment Financing

RBG from time to time enters into agreements with gaming manufacturers to finance the purchase of gaming equipment. Contractual terms of the agreements with the gaming manufacturers consist of payment terms of less than one year to up to three years without interest. In the event that an agreement with a gaming manufacturer extends past a year, RBG will impute interest at a rate of 8%.

Gaming equipment financing consists of the following (in thousands):

	December 31,
	2005	2004
Gaming equipment financing to purchase 205 games, no payments for one year and monthly payments of $106 for 24 months beginning February 2006	$2,320	$—
Gaming equipment financing to purchase 68 games, no payments for one year and monthly payments of $43 for 24 months beginning January 2006	945	—
Gaming equipment financing to purchase 70 games, no payments for one year and monthly payments of $39 for 24 months beginning March 2006	838	—
Gaming equipment financing to purchase 60 games, monthly payments of $20 for 36 months beginning April 2005	513	—
Gaming equipment financing to purchase 64 games, no payments for one year and monthly payments of $26 for 24 months beginning February 2006	577	—
Gaming equipment financing to purchase 38 games, monthly payments of $13 for 36 months beginning April 2005	312	—
Gaming equipment financing to purchase 20 games, no payments for one year and monthly payments of $8 for 24 months beginning January 2006	174	189
Gaming equipment financing. monthly payments of $3 for 36 months beginning January 2005	59	—
Gaming equipment financing with terms of less than 12 months	96	582
	5,834	771
Less: current portion	(2,528)	(582)
Gaming equipment financing, long-term portion	$3,306	$189

Notes to Consolidated Financial Statements

RBG, LLC (cont’d)

7.     Gaming Equipment Financing (cont’d)

Maturities of gaming equipment financing are as follows (in thousands):

Years ending December 31:
2006	$2,528
2007	2,932
2008	423
5,883
Less debt discount	(49)
$5,834

Notes to Consolidated Financial Statements

RBG, LLC (cont’d)

8.     Long-term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2005	2004
Revolving credit facility totaling $15 million with Wells Fargo Foothill at a margin above prime or LIBOR, as defined; collateralized by substantially all assets of the Companies as defined	$2,000	$—
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	125,000	125,000
12 ¾ % senior subordinated notes, non-cash interest will accrue at an annual rate of 12 ¾ % in the form of increase accreted value until January 15, 2009. Beginning January 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	45,333	40,068
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $36 at an interest rate of 6.97%, due June 2006	363	757
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $24 at an interest rate of 7.00%, due November 2005	—	251
Hypothecation Note at prime plus 3.0% (10.25% at December 31, 2005), collateralized by certain notes receivable as defined; guaranteed by one of the Initial Members, due April 2004	94	572
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $14 at an interest rate of 6.21%, due December 2006	157	293
	172,947	166,941
Less—current portion	(614)	(1,353)
Total long-term debt	$172,333	$165,588

Maturities of long-term debt are as follows (in thousands):

Years ending December 31:
2006	$614
2007	—
2008	2,000
2009	—
2010	—
Thereafter	191,000
193,614
Less debt discount	(20,667)
$172,947

New Revolving Facility

Concurrent with the Buyout, the Companies entered into a four-year $15.0 million senior secured credit facility (“Foothill Facility”) on December 20, 2004 with Wells Fargo Foothill, Inc. that matures in December 2008. The Foothill Facility is secured by substantially all the assets of the Companies. During the life of the Foothill Facility, the Companies may borrow up to the lesser of (1) $15.0 million less the Letter of Credit Usage, as defined, less the Bank Product Reserve, as defined, or (2) the Borrowing Base, as defined, less the Letter of Credit Usage. At December 31, 2005, the Bank Product Reserve was approximately $202,000 and is based on the fair market value at December 31, 2005 of the interest rate swap owed to Wells Fargo Foothill, Inc. Accordingly, the availability under the Foothill Facility at December 31, 2005 was limited to $12.8 million as $2.0 million was drawn at December 31, 2005.

Notes to Consolidated Financial Statements

RBG, LLC (cont’d)

8.     Long-term Debt (cont’d)

Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, which is 3.5%, or the Base Rate, as defined, plus the Base Rate Margin, which is 2%. LIBOR was approximately 4.81% and prime 7.25% at December 31, 2005. The Foothill Facility also contains certain financial and other covenants. These include a minimum trailing twelve-month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $15,000,000 for the Companies and limitations on other indebtedness and capital expenditures, as defined.

As part of the costs of entering into the Foothill Facility, the Companies incurred approximately $0.5 million of deferred financing fees, all of which was recorded to the consolidated balance sheet of VRCC, that will be amortized over the life of the facility on a straight-line basis, which approximates the effective-interest method.

Senior Secured and Senior Subordinated Notes

In December 2004, as part of the Buyout, the VRCC, RBG and B&BB (the “Issuers”) issued $125.0 million of 9% senior secured notes (“Senior Notes”) due on January 15, 2012 and $39.9 million in gross proceeds of 12¾% senior subordinated notes (“Senior Sub Notes”) due January 15, 2013 (collectively the “Notes”). The Notes are joint and several obligations of the Issuers and all current and future subsidiaries of the Issuers. Although the Notes are joint and several obligations of the Issuers, the allocation of the balance of the Notes to the individual balance sheets of B&BB, VRCC and RBG was according to the flow of funds at the date of the Buyout with the proceeds of the Senior Notes necessary to purchase the interests of B&BB recorded on the balance sheet of B&BB and the remaining proceeds of the Senior Notes and Senior Sub Notes recorded on the consolidated balance sheet of VRCC. The consolidated balance sheet of RBG reflects the full obligation of the Notes at December 31, 2005, with an amount recognized as a deemed distribution to reflect the net obligation of the Notes recorded on the consolidated balance sheet of RBG at December 31, 2005. The Senior Notes pay interest semiannually while the Senior Sub Notes accrue interest in the form of increased accreted value until January 15, 2009, when the carrying book value of the Senior Sub Notes will be $66.0 million. At that point the Senior Sub Notes will pay interest semiannually on the same dates as the Senior Notes.

The indentures (the “Indentures”) governing the Companies’ Notes contain certain customary financial and other covenants, which limit the Companies’ ability to incur additional debt. The Indentures provide that the Companies may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, on a pro-forma basis after the incurrence of the additional indebtedness is at least 2.00 to 1.00. As of December 31, 2005, the Companies have a Consolidated Coverage Ratio of 1.18 to 1.00 and have incurred $0 of additional indebtedness as defined.

The Indentures also contain other covenants which limit the ability of the Issuers and Guarantors, as defined, to pay dividends, redeem stock, or make other distributions, make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined in the Indentures. There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries. The Issuers were in compliance with these covenants at December 31, 2005.

The Senior Notes are secured by substantially all existing and future assets of the Issuers and the Guarantors, as defined, as well as the equity interest of the Guarantors, the equity interests of the Acquiring Shareholder and his Affiliate in the Issuers. The Guarantors are all the wholly owned

Notes to Consolidated Financial Statements

RBG, LLC (cont’d)

8.     Long-term Debt (cont’d)

subsidiaries of the Issuers. The Senior Notes are subordinated to the security interests of the Foothill Facility. The Senior Sub Notes are subordinate to the Senior Notes and all other indebtedness of the Companies.

As part of the costs of issuing the Notes, the Companies incurred approximately $10.6 million in deferred financing fees, of which $7.7 million related to underwriter fees associated with the Notes. These costs are being amortized over the life of the Notes on a straight-line basis, which approximates the effective-interest method.

Old Revolving Facility

On June 28, 2001, the Companies entered into a Credit Agreement (“Original Credit Agreement”) with Bank of America, N.A., Wells Fargo Bank, N.A. and U.S. Bank, N.A (the “Bank Group”). Proceeds from the Original Credit Agreement were used to refinance the existing debt of B&BB, VRCC and RBG and to purchase the assets of Si Redd’s Oasis Resort Hotel and Casino. Under the terms of the Original Credit Agreement, the Companies had the ability to borrow up to $80 million. Similar to the Notes, B&BB, VRCC and RBG were jointly obligated under the Original Credit Agreement. The allocation of the balance of the Original Credit Agreement to the individual balance sheets of B&BB, VRCC and RBG was based on amounts utilized from the Original Credit Agreement to refinance the existing debt of B&BB, VRCC and RBG and purchase Si Redd’s Oasis Resort Hotel and Casino.

Under the terms of the Original Credit Agreement, interest accrued on the outstanding principal balance on the Original Credit Agreement at the Base Rate, defined as the lower of prime or federal funds rate plus fifty basis points, plus the Applicable Margin, as defined, or LIBOR Rate, as defined, plus the Applicable Margin, as defined. The Original Credit Agreement also contained certain financial and other covenants. These include a Leverage Ratio, as defined, an Adjusted Fixed Charge Ratio, as defined, of no less than 1.25 to 1.00 and commencing June 30, 2002, a minimum trailing twelve-month Adjusted EBITDA, as defined, of no less than $23.0 million. The Original Credit Agreement also contained limitations on incurrence of additional indebtedness, limitation on distributions and minimum and maximum levels of capital expenditures.

As of December 31, 2002, the Companies were not in compliance with certain covenants as specified in the Original Credit Agreement, as amended as of such date. As a result of this non-compliance, the Companies entered into the second amendment (Second Amendment) to the Credit Agreement dated March 31, 2003 which provided the following:

1)           One-time waiver of the Companies non-compliance with certain covenants as of December 31, 2002;

2)           Amended the minimum trailing twelve-month Adjusted EBITDA requirement to $19.5 million commencing March 31, 2003 and $23.0 million commencing June 30, 2004 to the termination of the Original Credit Agreement.

Notes to Consolidated Financial Statements

RBG, LLC (cont’d)

8.      Long-term Debt (cont’d)

The Original Credit Agreement, as amended, is referred to as the Credit Agreement. As of March 31, 2004 and December 31, 2003, the Companies were not in compliance with the Adjusted Fixed Charge Coverage Ratio and the minimum trailing twelve-month Adjusted EBITDA along with the Leverage Ratio at December 31, 2003 and March 31, 2004 as specified in the Credit Agreement, among other financial covenant violations. On July 6, 2004, the Companies entered into a Forbearance Agreement with the Bank Group whereby the Bank Group agreed to forbear exercising their legal remedies under the Credit Agreement by reason of technical default while the Credit Agreement was renegotiated. On November 4, 2004, the Companies renegotiated the Credit Agreement with the Bank Group which waived all past covenant violations and extended the maturity date to June 2006.

Proceeds from the Buyout were used to repay the $64.0 million still owed on the Credit Agreement at December 20, 2004. As a result of repaying the Credit Agreement, the Companies recorded a loss on early retirement of debt of approximately $596,000, of which $445,000 related to RBG, which represents unamortized deferred financing fees that were written off.

Interest Rate Swaps

During 2001, as part of entering into the Original Credit Agreement, the Companies entered into two interest-rate swaps, each with notional amounts equal to $28.0 million (the Swaps), to reduce Companies’ exposure to changes in interest rates. The Swaps effectively converted $56.0 million of the Companies’ floating rate debt to a fixed rate. The Swaps became effective on June 29, 2001 and terminate on June 30, 2006. The Companies paid a fixed rate of 5.88% on the Swaps, which was priced to assume no value at inception.

The Swaps are accounted for under the guidance of SFAS No. 133, “Accounting for Derivative Instruments in Hedging Activities.” Since the notional amount of the Swaps was always to be less than the principal amount of the debt, and the interest periods and interest rates were the same on both the swap and the debt, there was to be no ineffectiveness in the swap. Based on these assumptions, the Swaps qualified as hedge instruments and met the requirements under SFAS No. 133 to be accounted for as a cash flow hedge. The change in fair market value of the Swaps during the year ended December 31, 2003 was recorded as a comprehensive loss in the accompanying consolidated statements of operations and comprehensive (loss) income.

Given the Companies’ noncompliance with the terms of the Credit Agreement and subsequently as a result of the Buyout, during the year ended December 31, 2004, the Swaps lost their effectiveness and the ability to qualify as a hedge instrument. Accordingly, for the years ended December 31, 2005 and 2004, the change in fair value of the Swaps was accounted for as income to current earnings. Specifically, for the year ended December 31, 2004, the Companies recorded a loss relating to the change in the fair value of the Swaps totaling $1.5 million, of which RBG recorded $1.1 million. The $1.5 million charge of the Companies was equal to the write-off of the cumulative comprehensive loss of $5.3 million, net of the current year increase in fair value of the Swaps of $3.8 million. As of December 31, 2005, the Companies have no plans of reestablishing the Swaps as hedges. The fair value of the Swaps at December 31, 2005 was $0.2 million and is included in the accompanying consolidated balance sheet. The notional amount of the Swaps at December 31, 2005 was $33.6 million.

Notes to Consolidated Financial Statements

RBG, LLC (cont’d)

8.      Long-term Debt (cont’d)

Similar to the Notes, B&BB, VRCC and RBG are jointly obligated under the Swaps. The allocation of the balance of the Swaps to the individual balance sheets of B&BB, VRCC and RBG was based on original allocation of the balance of the Original Credit Agreement. The consolidated balance sheet of RBG reflects the full obligation of the Swap at December 31, 2005 and 2004 with an amount recognized as a deemed distribution to reflect the net obligation of the Swaps on the consolidated balance sheet of RBG at December 31, 2005 and 2004.

Other Indebtedness

During 2002, B&BB, RBG and Resorts LLC entered into separate promissory notes with Wells Fargo Equipment Finance, Inc. totaling approximately $2.3 million to finance the acquisition of a player tracking system for each of the casinos. Each of the notes is separately guaranteed by B&BB, VRCC, RBG and Resorts LLC. At December 31, 2005 and 2004, RBG owed $0.4 million and $0.8 million, respectively, related to this obligation.

During 2002, Resorts LLC entered into a promissory note for approximately $574,000 with Wells Fargo Equipment Finance, Inc. to finance the acquisition of laundry equipment. The promissory note is guaranteed by B&BB, VRCC and RBG.

During 2001, RBG and Resorts LLC entered into a promissory note for approximately $1 million with Wells Fargo Equipment Finance, Inc. to finance the acquisition of golf course maintenance equipment. The promissory note is guaranteed by B&BB and VRCC.

RBG has a financing commitment, dated April 2, 1998 for up to $10 million under a Hypothecation Note (the Hypothecation Note) with Equivest Capital, Inc. f/k/a Resort Funding, Inc. whereby RBG may borrow against notes receivable pledged as collateral (see Note 6). On December 24, 2003, RBG amended the Hypothecation Note extending the maturity date until April 2, 2004 to allow time for a new financing commitment to be entered into by RBG and Resorts LLC; however, as of December 31, 2005, no new commitment is in place.

The estimated fair value of the Senior Notes was $127.5 million and $130.0 million and for the Senior Sub Notes was $45.4 million and $41.3 million, respectively, at December 31, 2005 and 2004. The estimated fair value amounts were based on quoted market prices. For all other indebtedness, the fair value approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

9.      Related Party Transactions

Wingnuts, Inc. is a company that owns an airplane used by RBG. Wingnuts, Inc. is owned by Mr. Black along with various former stockholders of B&BB and VRCC. Wingnuts, Inc. charges RBG for business usage of the airplane using hourly rates for actual air time. Total charges for the years ended December 31, 2005, 2004 and 2003 were $0, $46,000 and $38,000, respectively.

MJB Development is a real estate construction company owned by a former member of RBG and shareholder of B&BB and VRCC which provided construction services associated with hotel facilities of RBG. When performing construction services, the actual costs of construction, overhead charges, and a profit were charged to RBG. In addition to construction services, MJB Development has also leased containers for storage to RBG. Total charges for construction and leasing of storage containers totaled $2,000, $23,000, and $94,000 during the years ended December 31, 2005, 2004 and 2003, respectively,

Notes to Consolidated Financial Statements

RBG, LLC (cont’d)

9.      Related Party Transactions (cont’d)

and are included in the accompanying consolidated statements of operations. In addition, during the year ended December 31, 2005, RBG paid MJB Development $68,000 to purchase previously leased storage containers.

MDW is a Nevada limited-liability company in which Mr. Black has an interest. MDW owns a condominium complex located in Mesquite, Nevada. RBG had entered into a lease agreement with MDW whereby MDW gave the members of the CasaBlanca Vacation Club (the timeshare club associated with the CasaBlanca) the right to use and occupy the timeshare units located on the leasehold property. The remaining units at the condominium complex were utilized by the CasaBlanca for hotel and apartment purposes. On December 15, 2004, pursuant to a termination agreement, RBG terminated its lease with MDW. The rent payments paid by RBG to MDW during the years ended December 31, 2005, 2004, and 2003 were $0, $739,000, and $734,000, respectively, and are included in the consolidated statements of operations. RBG recorded approximately $0.9 million in other income related to the condominium sales during the year ended December 31, 2005. In addition, pursuant to the lease termination agreement, RBG owes MDW $16,000 at December 31, 2005.

Virgin River Foodmart, Inc. (“Foodmart”), a Nevada corporation, is owned by Mr. Black and former shareholders of B&BB and VRCC. Participants in RBG’s slot club program are able to redeem their points for gasoline at the Foodmart. Foodmart charges RBG the retail amount of gas purchased with player points. For the years ended December 31, 2005, 2004 and 2003, Foodmart has charged RBG $113,000, $150,000 and $159,000, respectively, for gasoline purchased with points from RBG’s slot club program.

Black, LoBello & Pitegoff is a law firm managed by the daughter of Mr. Black. RBG retains Black, LoBello & Pitegoff as outside legal counsel, and Black, LoBello & Pitegoff has received legal fees for legal services in the amount of $87,000, $121,000 and $125,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Pursuant to the Indenture, Mr. Black is entitled to a management fee for his management of the Companies of up to 5% of EBITDA, as defined. RBG has expensed and recorded a liability of $0.8 million as of December 31, 2005. In addition, Mr. Black received management fees totaling $5,000 for the year ended December 31, 2003.

Gaming Research is a consulting firm retained to perform marketing research for RBG. The principal of Gaming Research is the father of RBG’s chief operating officer. Gaming research received consulting fees of $70,000 for the year ended December 31, 2005.

RBG provided management and other services to two related parties that manage and operate the home owners associations of the vacation intervals sold at the property. Included in the accompanying consolidated balance sheets is a receivable for $95,000 and $213,000 related to amounts owed for those services as of December 31, 2005 and 2004, respectively.

Notes to Consolidated Financial Statements

RBG, LLC (cont’d)

10.    401(k) Plan

The Companies implemented a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 40% of the first 6% of each participating employee’s compensation. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. RBG’s portion of the Companies’ matching contributions for the years ended December 31, 2005, 2004 and 2003 were $183,000, $182,000 and $222,000, respectively.

11.    Commitments and Contingencies

Capital Leases—During 2001, Resorts LLC signed a lease agreement with Textron Financial Corporation to lease golf carts for the Palms golf course over a four-year period beginning December 2001. The aggregate monthly payments, including interest and taxes are $2,442 a month. This lease terminated during the year ended December 31, 2005.

During 1997, RBG signed a lease agreement with MDW Mesquite, LLC (“MDW”) for the use of their condominium complex, to be used to sell Vacation Intervals, for a period of fifty years. The Acquiring Shareholder is a member of MDW. The obligation under this capital lease provides for aggregate monthly payments, including interest and taxes of $49,800 determined using an interest rate of 9.25%. On January 5, 1999, the lease agreement was amended to provide for additional monthly rental payments of $12,750 to MDW Mesquite, LLC.

Effective December 15, 2004, RBG and MDW terminated their lease agreement. Pursuant to the agreement, the rental units under the original lease agreement would be converted to condominiums to be offered for sale. In total, 197 condominiums will be offered for sale for approximately $44,000 to $69,000 a unit, depending on the size of the unit. Mr. Black will receive 6% of the net sales proceeds from the sale of the condominium units, as defined (the “fee”). MDW also will convey to RBG three timeshare units. During the sales process, MDW and RBG will share equally the rental income from the remaining rental units pending their sale (“rental income”) and share equally the expenses of the condominium project, including debt service and the fee (“project expenses”). MDW also will pay RBG 44% of the net sales proceeds from the sale of the condominium units less the fair market value of the three timeshare units conveyed to RBG. RBG advanced project expenses for a six-month period beginning on December 15, 2004 to the extent MDW did not have sufficient funds to pay the project expenses, provided, however, that the aggregate amount of the advances would not exceed $150,000. Until the aggregate amount of any such advances plus an additional payment of approximately 15% of the aggregate amount of such advances is repaid to RBG, all net sales proceeds and rental income would be payable to RBG. The Company recorded approximately $0.9 million in other income related to the condominium sales during the year ended December 31, 2005. In addition, pursuant to the lease termination agreement, Management has determined under the provisions of FIN 46R that they are not the primary beneficiary of MDW and accordingly have not consolidated MDW in these consolidated financial statements. As of December 31, 2005 MDW had total assets of $1.0 million (unaudited), liabilities of $10,000 (unaudited) and members equity of $0.9 million (unaudited). Under the terms of the MDW, LLC operating agreement and lease termination agreement, management believes that Mr. Black does not have the ability to exercise control or significant influence over the operations of MDW and accordingly the Company has recorded a gain relating to the lease termination of approximately $1.3 million in the accompanying consolidated financial statements for the year ended December 31, 2004.

Notes to Consolidated Financial Statements

RBG, LLC (cont’d)

11.    Commitments and Contingencies (cont’d)

Operating Leases— In October 2005, RBG entered into an agreement with Wells Fargo Financial Leasing to lease golf maintenance equipment totaling approximately $1.3 million. The term of the lease is 36 months at a rate of $29,000.

In May 2005, the Companies entered into a lease arrangement with Dell Financial Services to lease desktop computers and servers. The term of the lease is 18 months at a rate of approximately $29,000 a month. The lease also provides for a renewal period of an additional 18 months at approximately $6,000 a month.

During 2003, RBG signed a lease agreement with Wells Fargo Equipment Finance to lease golf carts for the Resort golf course over a three-year period beginning November 2003. The aggregate monthly payments, including interest and taxes are $5,500 a month.

During 2002, RBG signed a lease agreement with IBM Credit LLC to lease computer hardware for the Companies over a three-year period beginning January 2002. The aggregate monthly payments, including interest and taxes are $9,100 a month.

As part of the acquisition of the Oasis Resort Hotel and Casino, RBG has been assigned the rights to an agreement to lease the land which contains a portion of the golf course of the Oasis Casino and Hotel from the state of Arizona. The lease agreement is for a term of ten years that began in May 1998 at an annual rate of $26,650 and increases every year until the last year of the lease when the annual lease rate is $135,750.

As part of the acquisition of the Resort, RBG has been assigned the rights to an agreement to lease the land and water rights which contain the golf course of the Resort. The lease agreement is for a term of 99 years that began in June 1995 at a monthly lease rate of $18,000. In June 2005 and every 5 years thereafter, the lease rate will be adjusted based on the increase in the Consumer Price Index, as defined.

Future minimum lease payments under operating leases for the five years subsequent to December 31, 2005 are as follows (in thousands):

Years ending December 31:
2006	$1,203
2007	812
2008	566
2009	281
2010	281
Thereafter	23,443
$26,586

Rent expense for the years ended December 31, 2005, 2004 and 2003 were $1.1 million, $1.0 million and $1.0 million, respectively.

Workmans’ Compensation Claim—In February 2004, an employee of Resorts LLC was killed while performing maintenance work on the Palms Golf Course. As a result of the death, RBG has recorded a liability as of December 31, 2005 of $116,000, which represents RBG’s obligation to the family of the deceased under their workmans’ compensation policy and the workmans’ compensation laws of the State of Nevada.

Notes to Consolidated Financial Statements

RBG, LLC (cont’d)

11.    Commitments and Contingencies (cont’d)

Litigation—From time to time RBG is a party to various legal proceedings, most of which relate to routine matters incidental to the business. Management does not believe that the outcome of such proceedings will have a material adverse effect on RBG’s consolidated financial position or results of operations.

Environmental Matter— RBG has become aware that there is contamination present on some of its properties apparently due to past operations, which included a truck stop and gas station. In particular, groundwater contamination at the Oasis property (which appears to have migrated onto the CasaBlanca property) is the subject of investigation and cleanup activities being conducted by the prior owners of the Oasis. Management believes that the prior owners are responsible for such matters under an indemnity agreement negotiated at the time the Oasis was purchased; however, there is no assurance that RBG will not incur costs related to this matter. Moreover, it is possible that future developments could lead to material environmental compliance costs or other liabilities for RBG and these costs could have a material adverse effect on our consolidated financial position or results of operations. As of December 31, 2004 and 2003, respectively, no costs were incurred in connection with this matter.

Purchasing Commitments—In September 2005, the Companies entered into an agreement with Agilysys NV, LLC to purchase a new property management IT system for the three properties. Implementation is expected to begin in December 2005 with a completion date expected to occur before the end of the second quarter 2006. The estimated cost of this project is approximately $1.7 million.

In September 2005, the Companies entered into an agreement with Infinium Software, Inc. to purchase a new financial management IT system. Implementation is expected to begin in December 2005 with a completion date expected to occur before the end of the second quarter in 2006. The estimated cost of this project is approximately $615,000.

12.    Consolidating Condensed Financial Information

Casablanca Resorts, LLC, Oasis Recreational Properties, Inc., Oasis Interval Management, LLC and Oasis Interval Ownership, LLC (together the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, payment of the Notes. Separate condensed financial statement information for RBG and its Guarantor Subsidiaries as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 (in thousands) is as follows:

Notes to Consolidated Financial Statements

RBG, LLC (cont’d)

12.    Consolidating Condensed Financial Information (cont’d)

	RBG	Guarantor Subsidiaries	Eliminations	Total Consolidated
As of and for the year ended December 31, 2005

BALANCE SHEET:

Current Assets, including intercompany accounts	$18,415	$6,911	$(10,107)	$15,219
Property and Equipment, net	46,783	37,614		84,397
Goodwill and Other Intangibles	15,047	16,146		31,193
Other assets (liabilities), excluding intercompany accounts	44,384	716	(43,062)	2,038
	$124,629	$61,387	$(53,169)	$132,847

Current Liabilities	$15,854	$17,020	$(10,107)	$22,767
Long-term debt, less current portion	172,333	—		172,333
Gaming equipment financing, less current portion	2,100	1,206		3,306
Fair value of interest rate swaps	96	99		195
Members’ Equity (Deficit)	(65,754)	43,062	(43,062)	(65,754)
	$124,629	$61,387	$(53,169)	$132,847

	RBG	Guarantor Subsidiaries	Eliminations	Total Consolidated
STATEMENT OF OPERATIONS
Net Revenues	$57,557	$53,950	$—	$111,507
Operating Expenses:
Casino	16,974	13,714	—	30,688
Food and beverage	9,814	9,103	—	18,917
Hotel	2,442	3,320	—	5,762
Other	7,757	5,954	—	13,711
General and administrative	15,508	15,431	—	30,939
Depreciation and amortization	4,584	3,346	—	7,930
Loss on sale of assets	30	742	—	772
	57,109	51,610	—	108,719
Operating income	448	2,340	—	2,788

Income from investment in subsidiary	2,247	—	(2,247)	—
Change in fair value of swap	275	655	—	930
Income from the sale of condominiums	906	—	—	906
Interest expense	(530)	(748)	—	(1,278)
Total other income (expense)	2,898	(93)	(2,247)	558
NET INCOME	$3,346	$2,247	$(2,247)	$3,346

Notes to Consolidated Financial Statements

RBG, LLC (cont’d)

12.    Consolidating Condensed Financial Information (cont’d)

	RBG	Guarantor Subsidiaries	Eliminations	Total Consolidated
STATEMENT OF CASH FLOWS
Net cash provided by operating activities	$5,224	$6,223	$—	$11,447
Net cash used in investing activities	(4,530)	(3,840)	—	(8,370)
Net cash used in financing activities	(925)	(1,881)	—	(2,806)

As of and for the year ended December 31, 2004
BALANCE SHEET:
Current Assets, including intercompany accounts	$17,596	$5,982	$(9,439)	$14,139
Property and Equipment, net	43,884	25,253	—	69,137
Goodwill and Other Intangibles	34,084	—	—	34,084
Other Assets (liabilities), including intercompany accounts	16,305	755	(14,174)	2,886
	$111,869	$31,990	$(23,613)	$120,246

Current Liabilities	$8,353	$16,518	$(9,439)	$15,432
Long-term debt, less current portion	165,232	356	—	165,588
Obligation under capital lease, less current portion	—	189	—	189
Fair value of interest rate swaps	740	753	—	1,493
Members’ Equity (Deficit)	(62,456)	14,174	(14,174)	(62,456)
	$111,869	$31,990	$(23,613)	$120,246

STATEMENT OF OPERATIONS
Net Revenues	$57,501	$51,768	$—	$109,269
Operating Expenses:
Casino	15,002	13,807	—	28,809
Food and beverage	9,931	9,082	—	19,013
Hotel	3,104	3,402	—	6,506
Other	8,112	6,324	—	14,436
General and administrative	13,811	14,585	—	28,396
Depreciation and amortization	2,738	3,238	—	5,976
Loss on sale of assets	55	—	—	55
	52,753	50,438	—	103,191
Operating income	4,748	1,330	—	6,078
Loss from investment in subsidiary	(4,308)	—	4,308	—
Change in fair value of swap	(316)	(753)	—	(1,069)
Gain on early termination of capital lease	1,279	—	—	1,279
Loss on early retirement of debt	(161)	(284)	—	(445)
Related party interest income (expense)	531	(572)	—	(41)
Interest expense	(1,874)	(4,029)	—	(5,903)
Total other income (expense)	(4,849)	(5,638)	4,308	(6,179)
NET LOSS	$(101)	$(4,308)	$4,308	$(101)

Notes to Consolidated Financial Statements

RBG, LLC (cont’d)

12.    Consolidating Condensed Financial Information (cont’d)

	RBG	Guarantor Subsidiaries	Eliminations	Total Consolidated
STATEMENT OF CASH FLOWS
Net cash provided by operating activities	$3,886	$2,265	$—	$6,151
Net cash used in investing activities	(752)	(1,497)	—	(2,249)
Net cash used in financing activities	(2,779)	(1,008)	—	(3,787)

For the year ended December 31, 2003
STATEMENT OF OPERATIONS
Net Revenues	$54,019	$47,605	$—	$101,624
Operating Expenses:
Casino	14,767	13,238	—	28,005
Food and beverage	9,460	8,566	—	18,026
Hotel	3,015	3,289	—	6,304
Other	7,602	5,782	—	13,384
General and administrative	12,436	12,662	—	25,098
Depreciation and amortization	2,756	3,169	—	5,925
Loss on sale of assets	191	—	—	191
	50,227	46,706	—	96,933
Operating income	3,792	899	—	4,691
Loss from investment in subsidiary	(3,828)	—	3,828	—
Related party interest income (expense)	270	(354)	—	(84)
Interest expense	(2,109)	(4,373)	—	(6,482)
Total other income (expense)	(5,667)	(4,727)	3,828	(6,566)
NET LOSS	$(1,875)	$(3,828)	$3,828	$(1,875)

	RBG	Guarantor Subsidiaries	Eliminations	Total Consolidated
STATEMENT OF CASH FLOWS
Net cash provided by operating activities	$1,098	$3,742	$—	$4,840
Net cash used in investing activities	(553)	(1,979)	—	(2,532)
Net cash used in financing activities	(805)	(1,074)	—	(1,879)

13.    Subsequent Events (Unaudited)

In January 2006, Oasis Interval Ownership, LLC entered into an agreement with Global Exchange Development Corp. to sell substantially all of the unsold time share intervals at the Oasis Hotel and Casino. The sale is expected to close in three separate closings each involving approximately one-third of the unsold time share intervals at the Oasis Hotel and Casino. Each close is expected to occur within 6 months of the preceding close. Within each close, Global Exchange Development Corp. will pay 20% of the purchase price in cash and execute a note for the remaining 80% of the purchase price. Each note will be due one year from issuance and provide an interest rate equivalent to the federal rate for short term notes. The first closing occurred in January 2006 for $280,000. As part of the close, Global Exchange Development Corp. executed a note payable to Oasis Interval Ownership, LLC in the amount of $224,000 due January 2007 at an interest rate of 4.38%.

14.    Selected Quarterly Financial Data (Unaudited)

Selected quarter financial data (unaudited) for the year ended December 31, 2005 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$29,279	$29,705	$25,240	$27,283	$111,507
Operating expenses	$26,299	$27,869	$27,238	$27,313	$108,719
Income (loss) from operations	$2,980	$1,836	$(1,998)	$(30)	$2,788
Net income (loss)	$3,009	$1,468	$(2,206)	$1,075	$3,346

Selected quarter financial data (unaudited) for the year ended December 31, 2004 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$28,505	$29,389	$25,028	$26,347	$109,269
Operating expenses	$25,978	$26,511	$24,914	$25,788	$103,191
Income from operations	$2,527	$2,878	$114	$559	$6,078
Net income (loss)	$2,209	$2,329	$(1,651)	$(2,988)	$(101)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

B & B B, Inc.:

We have audited the accompanying balance sheets of B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo) as of December 31, 2005 and 2004, and the related statements of operations, stockholder’s deficit, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 17, 2006

B & B B, Inc.

Balance Sheets

December 31, 2005 and 2004

(in thousands)

	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$6,211	$5,918
Accounts receivable, net of allowance of $42 and $33 for 2005 and 2004, respectively	155	255
Related company receivables	122	758
Inventories	392	397
Prepaid expenses	1,361	1,207
Total current assets	8,241	8,535
Property and equipment, net	11,155	5,242
Deferred financing fees	1,129	1,244
Goodwill and other intangible assets, net	11,568	13,453
Other assets	15	12
Total assets	$32,108	$28,486

Liabilities and Stockholder’s Deficit
Current liabilities:
Current portion of long-term debt	$174	$189
Current portion of gaming equipment financing	1,647	280
Related company payable	418	1,250
Accounts payable	843	934
Accrued liabilities	10,245	3,505
Total current liabilities	13,327	6,158
Gaming equipment financing, less current portion	2,063	191
Long-term debt, less current portion	172,333	165,242
Fair value of interest rate swaps	195	1,493
Commitments and contingencies
Stockholder’s deficit:
Common stock, no par value; authorized 2,500 shares, 100 shares issued and 88 shares outstanding	—	—
Retained earnings	2,613	2,330
Treasury stock, at cost	(700)	(700)
Deemed distribution	(157,723)	(146,228)
Total stockholder’s deficit	(155,810)	(144,598)
Total liabilities and stockholder’s deficit	$32,108	$28,486

The accompanying notes are an integral part of these financial statements.

B & B B, Inc.

Statements of Operations

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003

Revenues
Casino	$34,809	$32,145	$29,678
Food and beverage	11,713	11,427	10,488
Hotel	8,469	7,636	7,182
Other	2,789	2,814	2,748
Total revenues	57,780	54,022	50,096
Less—promotional allowances	(7,308)	(7,161)	(6,570)
Net revenues	50,472	46,861	43,526
Operating expenses:
Casino	14,377	13,972	13,284
Food and beverage	7,455	6,977	6,882
Hotel	2,506	2,860	2,715
Related company rental expense	6,300	6,300	6,300
Other	1,424	1,476	1,444
General and administrative	13,131	12,151	11,309
Depreciation and amortization	2,712	1,396	1,650
Gain on disposal of assets	(43)	(114)	(3)
Total operating expenses	47,862	45,018	43,581
Operating income (loss)	2,610	1,843	(55)
Other (expense) income:
Interest expense	(2,327)	(97)	(52)
Related company interest income	—	94	76
Other (expenses) income	(2,327)	(3)	24
Net income (loss)	$283	$1,840	$(31)

The accompanying notes are an integral part of these financial statements.

B & B B, Inc.

Statements of Cash Flows

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$283	$1,840	$(31)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,712	1,396	1,650
Amortization of deferred financing fees	190	6	—
Interest on gaming equipment financing	238	—	—
Gain on sale and disposal of assets	(43)	(114)	(3)
Change in operating assets and liabilities:
Accounts and related party receivables, net	736	390	1,382
Inventories	5	(14)	(33)
Prepaid expenses	(154)	(93)	305
Accounts payable and accrued liabilities	289	373	145
Net cash provided by operating activities	4,256	3,784	3,415

Cash flows from investing activities:
Proceeds received from sale of assets	110	—	3
Capital expenditures	(3,390)	(1,044)	(914)
Net cash used in investing activities	(3,280)	(1,044)	(911)

Cash flows from financing activities:
Payment of long-term debt	(189)	(176)	(178)
Payment of gaming equipment financing	(406)	(715)	(368)
Payment of financing fees	(75)	—	—
Distributions paid	—	—	(2,079)
Change in other assets	(13)	11	3
Net cash used in financing activities	(683)	(880)	(2,622)
Net increase (decrease) in cash and cash equivalents	293	1,860	(118)
Cash and cash equivalents at beginning of year	5,918	4,058	4,176
Cash and cash equivalents at end of year	$6,211	$5,918	$4,058

The accompanying notes are an integral part of these financial statements.

B & B B, Inc.

Statements of Cash Flows (continued)

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	2004	2003	2002

Supplemental cash flow disclosure:

Cash paid for interest	$1,053	$36	$52

Noncash investing and financing activities:

Acquisition of assets with long-term debt	$—	$20,616	$—

Acquisition of assets with gaming financing	$3,436	$619	$667

The accompanying notes are an integral part of these financial statements.

B & B B, Inc.

Statements of Stockholder’s Deficit
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	Common Stock	Treasury Stock	Retained Earnings	Deemed Distribution	Total Stockholder’s Deficit

Balance, January 1, 2003	$—	$(700)	$9,739	$(82,320)	$(73,281)

Net income	—	—	—	3,002	3,002
Deemed distribution	—	—	(31)	—	(31)
Distributions	—	—	(2,079)	—	(2,079)

Balance, December 31, 2003	—	(700)	7,629	(79,318)	(72,389)
Net income	—	—	1,840	—	1,840
Deemed distribution	—	—	—	(66,910)	(66,910)
Redemption of equity	—	—	(7,139)	—	(7,139)

Balance, December 31, 2004	—	(700)	2,330	(146,228)	(144,598)

Net income	—	—	283	—	283
Deemed distribution	—	—	—	(11,495)	(11,495)

Balance, December 31, 2005	$—	$(700)	$2,613	$(157,723)	$(155,810)

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

B & B B, Inc.

1.      Basis of Presentation and Background

B & B B, Inc. (the “Company” or “B&BB”) is a Nevada corporation formed on December 7, 1989 for the purpose of operating the Virgin River Hotel/Casino/Bingo (“Virgin River”) located in Mesquite, Nevada. The Company’s shares were 93.28% owned by Randy Black, Sr. (“Mr. Black”) and his three siblings. The hotel portion of the facility commenced operations on June 1, 1990, and the casino portion commenced operations on September 1, 1990. The land and buildings are owned by Virgin River Casino Corporation (“VRCC”), a Nevada corporation which is 100% owned by Mr. Black and his three siblings, and leased to the Company. Certain personal property including furniture and fixtures, leasehold improvements within the casino, and gaming equipment are owned by the Company.

On December 20, 2004, the Company, VRCC and its subsidiary RBG, LLC (“RBG”) and its subsidiary Casablanca Resorts, LLC (“Resorts LLC”) (collectively, the “Companies”), entered into a series of transactions whereby they collectively co-issued $125.0 million aggregate principal amount of Senior Secured Notes due 2012 and $66.0 million aggregate principal amount at maturity ($39.9 million in gross proceeds) of Senior Subordinated Notes due 2013 and received a $16.0 million equity contribution from Mr. Black and R. Black, Inc. The Companies used the proceeds from the above offering to purchase the interests held by Mr. Black’s siblings and unaffiliated shareholders (collectively known as the “Buyout”) for $101.4 million pursuant to the Agreement for Purchase and Sale or Redemption of Equity Interests (“Agreement for Purchase of Equity Interests”) between James A. Black Gaming Properties Trust, Gary W. Black Gaming Properties Trust, Michael T. Black Gaming Properties Trust, Jorco, Inc., Marcus A. Hall, James Ritchie and Barry Moore as Sellers and Robert R. Black, VRCC and B&BB as Purchasers (see Note 3). As a result of the Buyout, Mr. Black obtained the remaining 80.97% interest in B&BB and 75.0% interest in VRCC. VRCC along with R. Black, Inc. obtained 32.69% of the membership interest in RBG that was being purchased. The remaining proceeds were utilized to repay $64.0 million owed under the Credit Agreement by the Companies and the $2.0 million promissory note payable to a selling shareholder by VRCC (See Note 6). As a result of these transactions, Mr. Black and R. Black, Inc. control VRCC, RBG and B&BB. In addition, VRCC, RBG, and B&BB are co-issuers on the Companies’ Senior Secured and Senior Subordinated Notes and all three entities are jointly managed and share resources (See Note 6).

2.      Summary of Significant Accounting Policies

Casino Revenue and Promotional Allowances—In accordance with industry practice, the Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of rooms, food and beverage furnished to customers without charge is included in gross revenues and then deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses and consist of the following (amounts in thousands):

	Year ended December 31,
	2005	2004	2003

Food and beverage	$3,323	$3,678	$3,420
Hotel	909	712	730
Other	197	191	177
	$4,429	$4,581	$4,327

Notes to Consolidated Financial Statements

B & B B, Inc. (cont’d)

2.      Summary of Significant Accounting Policies (cont’d)

The Company’s slot club program (the “One Card”) allows customers to redeem points earned from their gaming activity at any of the Companies’ properties for complimentary food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries under the One Card is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed under the One Card is recorded in casino costs and expenses.

Cash and Cash Equivalents—The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents.

Related company receivables and payables—The Companies are under common management and ownership. Payroll and other operating expenses are shared and expensed to each entity as incurred. Related company receivables and payables represent amounts due or owed amongst the entities for such expenses.

Inventories—Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

Fair Value of Financial Instruments—The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable and debt, other than the Company’s Notes, approximates fair value primarily because of the short maturities of these instruments. The fair value on the Notes is based on quoted market prices.

Property and Equipment—Property and equipment is stated at cost, including interest capitalized on internally constructed assets calculated at the overall weighted-average borrowing rate of interest.

Depreciation and amortization is provided on a straight-line basis over the assets’ estimated useful lives. The estimated useful lives are as follows:

Land improvements	15 years
Leasehold improvements	5 to 10 years
Furniture, fixtures and equipment	5 years

The Company evaluates the carrying value for real estate inventories in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”). SFAS 144 requires that when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, companies should evaluate the need for an impairment write-down. Impairment write-downs are recorded to real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated from those assets are less than the carrying amount of the assets. When an impairment write-down is required, the related assets are adjusted to their estimated fair value less costs to sell. The Company did not record any impairment losses during the years ended December 31, 2005, 2004 or 2003.

Income Taxes—The Company has elected S Corporation status under the Internal Revenue Code. As such, federal income taxes are an obligation of the individual owners and no provision for income taxes is reflected in the accompanying financial statements.

Notes to Consolidated Financial Statements

B & B B, Inc. (cont’d)

2.      Summary of Significant Accounting Policies (cont’d)

Advertising Costs—Advertising costs incurred by the Company is expensed as incurred. Advertising costs were $1.6 million, $1.3 million and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Goodwill and other Intangible Assets—Goodwill associated with the Buyout totaled $1.0 million at December 31, 2005. Other intangible assets, represent acquired customer lists, which is stated at cost net of accumulated amortization, and trademarks. Trademarks totaled $3.1 million at December 31, 2005. Customer lists totaled $7.5 million and $2.3 million as of December 31, 2005 and 2004, respectively. These costs, which during the year ended December 31, 2005 were amortized on a straight-line basis over three years, will be amortized on a straight-line basis over the assets’ revised estimated useful lives of approximately seven years subsequent to December 31, 2005. Amortization expense was $787,000, $23,000 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively. Future amortization expense of intangible assets is estimated to be approximately $1.5 million per annum.

The Company reviews intangible assets that are subject to amortization for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS 144, an impairment loss will be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes the new accounting basis. The Company did not record any impairment losses during the years ended December 31, 2005, 2004 or 2003.

Debt Guarantee

In November 2002, FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued, and requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. A conclusion reached by the FASB in this Interpretation is the exclusion from the liability recognition provisions of guarantees issued between entities under common control or parent or subsidiary guarantees of third-party debt on behalf of that parent or subsidiary. Such guarantees, however, are not excluded from the enhanced disclosure provisions. The disclosure provisions have been reflected in the accompanying financial statements and footnotes.

Interest Rate Swaps—The Companies, from time to time, use interest rate swaps and similar financial instruments to assist in managing interest incurred on its long-term debt. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the swap or similar financial instrument.

Notes to Consolidated Financial Statements

B & B B, Inc. (cont’d)

2.      Summary of Significant Accounting Policies (cont’d)

The Companies account for interest rate swap agreements in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its corresponding amendments under SFAS 138 and SFAS 149. SFAS 133 requires the Companies to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded currently in earnings as a change in fair value of the swap unless special hedge accounting criteria are met whereby the change is recorded as a component of other comprehensive income. The Companies have designated the interest rate swaps as cash flow hedges and, accordingly, the effective portions of changes in the fair value of the interest rate swaps are reported in other comprehensive income. Any ineffective portions of hedges are recognized in earnings in the current period. During the year ended December 31, 2004, the Companies’ cash flow hedge became ineffective and, accordingly, the change in fair value is being accounted for in earnings on VRCC’s consolidated statements of operations for the years ended December 31, 2005 and 2004.

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Players Club Liability—The Company adopted the consensus provisions of EITF 00-22—”Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” EITF 00-22 requires that the redemption of points, such as points earned in slot players clubs, be recorded as a reduction of revenue. Although the consensus reached in EITF 00-22 applies to a redemption of points for cash as opposed to a redemption of points for free products and services, management believes the premise of EITF 00-22 applies to the Company’s slot club program, which provides for the redemption of points for only free products and services (and not for cash). The Company’s One Card player card allows customers to redeem points earned from their gaming activity at all the Companies’ properties for complimentary food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed is recorded in casino costs and expenses. The Company also records a liability for the estimated cost of the outstanding points related to the One Card.

Self-Insurance Reserves – The Company reviews self-insurance reserves at least quarterly. The amount of reserve is determined by reviewing actual expenditures for the previous twelve-month period and reviewing reports prepared by the third party plan administrator for any significant unpaid claims. The reserve is accrued at an amount that approximates the amount needed to pay both reported and unreported claims as of the balance sheet date, which management believes are adequate.

Segment Information—It is management’s belief that the Company’s operations are part of a single segment which is the casino and hotel business and related amenities. Management believes that all of its ancillary operations are in place to increase and enhance the casino and hotel business.

Notes to Consolidated Financial Statements

B & B B, Inc. (cont’d)

2.      Summary of Significant Accounting Policies (cont’d)

Recently Issued Accounting Standards—In January 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” The objective of FIN 46R is to improve financial reporting by companies involved with variable interest entities. FIN 46R changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company has determined that it holds no investments in variable interest entities at December 31, 2005.

In April 2003, the FASB issued SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The Company has determined that SFAS No. 149 did not have a significant impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance in SFAS No. 150 to non-controlling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent’s financial statements under SFAS No. 150. The FASB decided to defer the application of SFAS No. 150 to these non-controlling interests until it could consider some of the resulting implementation issues associated with the measurement and recognition guidance for these non-controlling interests. The Company currently has no instruments impacted by the adoption of this statement and, therefore, the adoption did not have a significant impact on the Company’s results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151 to determine its impact on our future financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This statement is based on the principle that exchanges of nonmonetary assets should be measured based on fair value of the assets exchanged. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 153 to determine its impact on the Company’s future financial statements.

Notes to Consolidated Financial Statements

B & B B, Inc. (cont’d)

3.      Purchase of Equity Interests

On December 20, 2004, pursuant to the Agreement for Purchase of Equity Interests described in Note 1, Mr. Black and R. Black, Inc. acquired certain interests in B&BB, VRCC and RBG for $101.4 million. During the year ended December 31, 2005, VRCC paid an additional $1.8 million to the previous owners pursuant to the Agreement for Purchase of Equity Interests. In addition, the Companies incurred approximately $10.6 million in capitalized deferred financing fees related to the issuance of the Notes of which $1.4 million was incurred by the Company. As of December 31, 2005, $1.1 million in deferred financing fees is recorded in the accompanying balance sheet. Management originally valued the assets acquired in the transaction as follows. Current assets and liabilities were recorded at book value, which approximated their estimated market values at the date of acquisition. Land, buildings and building improvements were valued based upon comparable values of recent sales in the Mesquite, Nevada market and 3rd party market valuations of comparable assets in Mesquite, Nevada. For equipment, management recorded these assets at book value, which was deemed to be fair value, considering the relative age and working condition of the equipment. Intangible assets, representing the Companies’ customer list and slot club program, were recorded at fair value, which was calculated based upon comparable customer lists and slot programs with other casinos operating in the Las Vegas and surrounding market. In accordance with the provisions of SFAS No. 141, the remainder of the purchase price was allocated to goodwill. Management believes that the goodwill arose from the Companies’ dominance in and the growing Mesquite, Nevada market, the value of the existing workforce and existing accounting and operating infrastructure.

Subsequent to management’s initial valuation, a third-party business valuation was obtained in the fourth quarter of 2005. Based upon the independent valuation, a final allocation of the purchase price was prepared.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of the Companies at the date of acquisition based upon the final valuation.

At December 20, 2004

Current assets	$15,600
Property and equipment	105,200
Other non-current assets	3,300
Intangibles	31,900
Goodwill	12,500
Total assets acquired	168,500
Current liabilities	12,800
Long-term liabilities	1,200
Long-term debt assumed	53,300
Total liabilities assumed	67,300

Net assets acquired	$101,200

Notes to Consolidated Financial Statements

B & B B, Inc. (cont’d)

3.      Purchase of Equity Interests (cont’d)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the Company at the date of acquisition based upon the final valuation.

At December 20, 2004

Current assets	$6,200
Property and equipment	5,400
Goodwill	1,000
Intangibles	11,400
Total assets acquired	24,000
Current liabilities	3,700
Long-term debt assumed	100
Total liabilities assumed	3,800

Net assets acquired	$20,200

The following unaudited pro forma financial information for the Company has been prepared assuming the Buyout occurred on January 1, 2004 and 2003, respectively (in thousands):

	Year Ended December 31, 2004	Year Ended December 31, 2003

Net revenues	$46,861	$43,526
Income (loss) from operations	$389	$(1,509)
Net loss	$(1,464)	$(3,340)

4.      Property and Equipment

The property and equipment of the Company consists of the following (in thousands):

	December 31,
	2005	2004

Buildings	$285	$285
Land and leasehold improvements	3,741	3,424
Furniture, fixtures and equipment	25,964	20,984
Construction in progress	893	—
	30,883	24,693
Less—accumulated depreciation and amortization	(19,728)	(19,451)
Property and equipment, net	$11,155	$5,242

Notes to Consolidated Financial Statements

B & B B, Inc. (cont’d)

5.      Related Company Receivables and Payables

The related company payable of the Company consists of the following (in thousands):

	December 31,
	2005	2004

Virgin River Casino Corp.	$14	$1,250
RBG, LLC	271	—
Casablanca Resorts, LLC	133	—
Related company payable	$418	$1,250

The related company receivable consist of the Company consists of the following (in thousands):

	December 31,
	2005	2004

Virgin River Casino Corp.	$106	$704
RBG, LLC	8	20
Casablanca Resorts, LLC	8	34
Related company receivables	$122	$758

The transactions between the Company and the entities above are based on informal arrangements. At December 31, 2005, there are no specific payment terms nor do any of the receivables require the payment of any interest.

6.      Long-term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2005	2004
Revolving credit facility totaling $15 million with Wells Fargo Foothill at a margin above prime or LIBOR, as defined; collateralized by substantially all assets of the Companies as defined	$2,000	$—
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	125,000	125,000
12 ¾ % senior subordinated notes, non-cash interest will accrue at an annual rate of 12 ¾ % in the form of increase accreted value until January 15, 2009. Beginning January 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	45,333	40,068
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $17 at an interest rate of 6.97%, due June 2006	174	363
	172,507	165,431
Less—current portion	(174)	(189)
Total long-term debt	$172,333	$165,242

Notes to Consolidated Financial Statements

B & B B, Inc. (cont’d)

6.      Long-term Debt (cont’d)

Maturities of long-term debt are as follows (in thousands):

Years ending December 31:
2006	$174
2007	—
2008	2,000
2009	—
2010	—
Thereafter	191,000
193,174
Less debt discount	(20,667)
$172,507

New Revolving Facility

Concurrent with the Buyout, the Companies entered into a four-year $15.0 million senior secured credit facility (“Foothill Facility”) on December 20, 2004 with Wells Fargo Foothill, Inc. that matures in December 2008. The Foothill Facility is secured by substantially all the assets of the Companies. During the life of the Foothill Facility, the Companies may borrow up to the lesser of (1) $15.0 million less the Letter of Credit Usage, as defined, less the Bank Product Reserve, as defined, or (2) the Borrowing Base, as defined, less the Letter of Credit Usage. At December 31, 2005, the Bank Product Reserve was approximately $202,000 and is based on the fair market value at December 31, 2005 of the interest rate swap owed to Wells Fargo Foothill, Inc. Accordingly, the availability under the Foothill Facility at December 31, 2005 was limited to $12.8 million as $2.0 million was draw at December 31, 2005.

Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, which is 3.5%, or the Base Rate, as defined, plus the Base Rate Margin, which is 2%. LIBOR was approximately 4.8% and prime was 7.25% at December 31, 2005. The Foothill Facility also contains certain financial and other covenants. These include a minimum trailing twelve-month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $15,000,000 of the Companies and limitations on other indebtedness and capital expenditures for the Companies, as defined.

As part of the costs of entering into the Foothill Facility, the Companies incurred approximately $0.5 million of deferred financing fees, all of which was recorded to the consolidated balance sheet of VRCC, that will be amortized over the life of the facility on a straight-line basis, which approximates the effective-interest method.

Senior Secured and Senior Subordinated Notes

In December 2004, as part of the Buyout, the VRCC, RBG and B&BB (the “Issuers”) issued $125.0 million of 9% senior secured notes (“Senior Notes”) due on January 15, 2012 and $39.9 million in gross proceeds of 12¾% senior subordinated notes (“Senior Sub Notes”) due January 15, 2013 (collectively the “Notes”). The Notes are joint and several obligations of the Issuers and all current and future subsidiaries of the Issuers. Although the Notes are joint and several obligations of the Issuers, the allocation of the balance of the Notes to the individual balance sheets of B&BB, VRCC and RBG was according to the flow of funds at the date of the Buyout with the proceeds of the Senior Notes necessary to purchase the interests of B&BB recorded on the balance sheet of B&BB and the remaining proceeds of

Notes to Consolidated Financial Statements

B & B B, Inc. (cont’d)

6.      Long-term Debt (cont’d)

the Senior Notes and Senior Sub Notes recording on the consolidated balance sheet of VRCC. The balance sheet of the Company reflects the full obligation of the Notes at December 31, 2005 with an amount that is recorded on the consolidated balance sheet of VRCC recognized as a deemed distribution to reflect the net obligation of the Notes recorded on the balance sheet of the Company at December 31, 2005. At December 31, 2005 and 2004, the net amount of the Notes recorded on the Company’s balance sheet is $20.6 million, respectively.

The Senior Notes pay interest semiannually while the Senior Sub Notes accrue interest in the form of increased accreted value until January 15, 2009, when the carrying book value of the Senior Sub Notes will be $66.0 million. At that point the Senior Sub Notes will pay interest semiannually on the same dates as the Senior Notes.

The indentures (the “Indentures”) governing the Companies’ Notes contain certain customary financial and other covenants, which limit the Companies’ ability to incur additional debt. The Indentures provide that the Companies may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, on a pro-forma basis after the incurrence of the additional indebtedness is at least 2.00 to 1.00. As of December 31, 2005, the Companies have a Consolidated Coverage Ratio of 1.18 to 1.00 and have incurred $0 of additional indebtedness as defined.

The Indentures also contain other covenants which limit the ability of the Issuers and Guarantors, as defined, to pay dividends, redeem stock, or make other distributions, make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined in the Indentures. There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries. The Issuers were in compliance with these covenants at December 31, 2005.

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

As part of the costs of issuing the Notes, the Companies incurred approximately $10.6 million in deferred financing fees, $1.4 million of which was incurred by the Company. Within the $10.6 million in deferred financing fees is $7.7 million related to underwriter fees associated with the Notes. These costs are being amortized over the life of the Notes on a straight-line basis, which approximates the effective-interest method.

Old Revolving Facility

On June 28, 2001, the Companies entered into a Credit Agreement (“Original Credit Agreement”) with Bank of America, N.A., Wells Fargo Bank, N.A. and U.S. Bank, N.A (the “Bank Group”). Proceeds from the Original Credit Agreement were used to refinance the existing debt of B&BB, VRCC and RBG and to purchase the assets of Si Redd’s Oasis Resort Hotel and Casino. Under the terms of the Original Credit Agreement, the Companies had the ability to borrow up to $80 million. Similar to the Notes, B&BB, VRCC and RBG were jointly obligated under the Original Credit Agreement. The allocation of the

Notes to Consolidated Financial Statements

B & B B, Inc. (cont’d)

6.      Long-term Debt (cont’d)

balance of the Original Credit Agreement to the individual balance sheets of B&BB, VRCC and RBG was based on amounts utilized from the Original Credit Agreement to refinance the existing debt of B&BB, VRCC and RBG and purchase Si Redd’s Oasis Resort Hotel and Casino.

Under the terms of the Original Credit Agreement, interest accrued on the outstanding principal balance on the Original Credit Agreement at the Base Rate, defined as the lower of prime or federal funds rate plus fifty basis points, plus the Applicable Margin, as defined, or LIBOR Rate, as defined, plus the Applicable Margin, as defined. The Original Credit Agreement also contained certain financial and other covenants. These include a Leverage Ratio, as defined, an Adjusted Fixed Charge Ratio, as defined, of no less than 1.25 to 1.00 and commencing June 30, 2002, a minimum trailing twelve-month Adjusted EBITDA, as defined, of no less than $23.0 million. The Original Credit Agreement also contained limitations on incurrence of additional indebtedness, limitation on distributions and minimum and maximum levels of capital expenditures.

As of December 31, 2002, the Companies were not in compliance with certain covenants as specified in the Original Credit Agreement, as amended as of such date. As a result of this non-compliance, the Companies entered into the second amendment (Second Amendment) to the Credit Agreement dated March 31, 2003 which provided the following:

1)  One-time waiver of the Companies non-compliance with certain covenants as of December 31, 2002;

2)  Amended the minimum trailing twelve-month Adjusted EBITDA requirement to $19.5 million commencing March 31, 2003 and $23.0 million commencing June 30, 2004 to the termination of the Original Credit Agreement.

The Original Credit Agreement, as amended, is referred to as the Credit Agreement. As of March 31, 2004 and December 31, 2003, the Companies were not in compliance with the Adjusted Fixed Charge Coverage Ratio and the minimum trailing twelve-month Adjusted EBITDA along with the Leverage Ratio at December 31, 2003 and March 31, 2004 as specified in the Credit Agreement, among other financial covenant violations. On July 6, 2004, the Companies entered into a Forbearance Agreement with the Bank Group whereby the Bank Group agreed to forbear exercising their legal remedies under the Credit Agreement by reason of technical default while the Credit Agreement was renegotiated. On November 4, 2004, the Companies renegotiated the Credit Agreement with the Bank Group which waived all past covenant violations and extended the maturity date to June 2006.

Proceeds from the Buyout were used to repay the $64.0 million still owed on the Credit Agreement at December 20, 2004. As a result of repaying the Credit Agreement, the Companies recorded a loss on early retirement of debt of approximately $596,000, all of which was recorded on the consolidated statements of operations of VRCC, which represents unamortized deferred financing fees that were written off.

Notes to Consolidated Financial Statements

B & B B, Inc. (cont’d)

6.      Long-term Debt (cont’d)

Interest Rate Swaps

During 2001, as part of entering into the Original Credit Agreement, the Companies entered into two interest-rate swaps, each with notional amounts equal to $28.0 million (the Swaps), to reduce Companies’ exposure to changes in interest rates. The Swaps effectively converted $56.0 million of the Companies’ floating rate debt to a fixed rate. The Swaps became effective on June 29, 2001 and terminate on June 30, 2006. The Companies paid a fixed rate of 5.88% on the Swaps, which was priced to assume no value at inception.

The Swaps are accounted for under the guidance of SFAS No. 133, “Accounting for Derivative Instruments in Hedging Activities.” Since the notional amount of the Swaps was always to be less than the principal amount of the debt, and the interest periods and interest rates were the same on both the swap and the debt, there was to be no ineffectiveness in the swap. Based on these assumptions, the Swaps qualified as hedge instruments and met the requirements under SFAS No. 133 to be accounted for as a cash flow hedge. The change in fair market value of the Swaps during the year ended December 31, 2003 is recorded as a comprehensive loss in the consolidated statements of operations of VRCC.

Given the Companies’ noncompliance with the terms of the Credit Agreement and subsequently as a result of the Buyout, during the year ended December 31, 2004, the Swaps lost their effectiveness and the ability to qualify as a hedge instrument. Accordingly, for the years ended December 31, 2005 and 2004, the change in fair value of the Swaps was accounted for as income to current earnings. Specifically, for the year ended December 31, 2004, the Companies recorded a loss relating to the change in the fair value of the Swaps totaling $1.5 million which was equal to the write-off of the cumulative comprehensive loss of $5.3 million, net of the current year increase in fair value of the Swaps of $3.8 million. As of December 31, 2005, the Companies have no plans of reestablishing the Swaps as hedges. The fair value of the Swaps at December 31, 2005 was $0.2 million and is included in the consolidated balance sheet of VRCC. The notional amount of the Swaps at December 31, 2005 was $33.6 million.

Similar to the Notes, B&BB, VRCC and RBG are jointly obligated under the Swaps. The allocation of the balance of the Swaps to the individual balance sheets of B&BB, VRCC and RBG was based on original allocation of the balance of the Original Credit Agreement. The balance sheet of the Company reflects the full obligation of the Swap at December 31, 2005 and 2004 with the amount recorded to the consolidated balance sheet of VRCC recognized as a deemed distribution to reflect the net obligation of the Swaps on the balance sheet of the Company at December 31, 2005 and 2004. At December 31, 2005, the net value of the Swaps recorded on the balance sheet of the Company is $0.

Other Indebtedness and Guarantees

During 2002, the Company, RBG and Resorts LLC entered into separate promissory notes with Wells Fargo Equipment Finance, Inc. totaling approximately $2.3 million to finance the acquisition of a player tracking system for each of the casinos. Each of the notes is separately guaranteed by the Company, VRCC, RBG and Resorts LLC. The Company has recorded a liability on the accompanying balance sheet of $174,000 and $363,000, respectively, at December 31, 2005 and 2004.

Notes to Consolidated Financial Statements

B & B B, Inc. (cont’d)

6.      Long-term Debt (cont’d)

During 2002, Resorts LLC entered into a promissory note for approximately $574,000 with Wells Fargo Equipment Finance, Inc. to finance the acquisition of laundry equipment. The promissory note is guaranteed by B&BB, VRCC and RBG. The Company has recorded a liability on the accompanying balance sheet of $0 at December 31, 2004 and 2003.

During 2001, RBG and Resorts LLC entered into a promissory note for approximately $1 million with Wells Fargo Equipment Finance, Inc. to finance the acquisition of golf course maintenance equipment. The promissory note is guaranteed by B&BB and VRCC. The Company has recorded a liability on the accompanying balance sheet of $0 at December 31, 2005 and 2004.

The estimated fair value of the Companies’ Senior Notes was $127.5 million and $130.0 million and for the Senior Sub Notes was $45.4 million and $41.3 million, respectively, at December 31, 2005 and 2004. The estimated fair value amounts were based on quoted market prices. For all other indebtedness, the fair value approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

7.     Gaming Equipment Financing

The Company from time to time enters into agreements with gaming manufacturers to finance the purchase of gaming equipment. Contractual terms of the agreements with the gaming manufactures consist of payment terms of less than one year to up to three years without interest. In the event that an agreement with a gaming manufacturer extends past a year, the Company’s will impute interest at a rate of 8%.

Gaming equipment financing consists of the following (in thousands):

	December 31,
	2005	2004
Gaming equipment financing to purchase 273 games, no payments for one year and monthly payments of $145 for 24 months beginning February 2006	$3,183	$—
Gaming equipment financing to purchase 20 games, monthly payments of $7 for 36 months beginning April 2005	167	—
Gaming equipment financing to purchase 35 games, no payments for one year and monthly payments of $8 for 24 months beginning January 2006	176	191
Gaming equipment financing to purchase 4 games, monthly payments of $1 for 36 months beginning April 2005	32	—
Gaming equipment financing to purchase 20 games, monthly payments of $7 for 36 months beginning April 2005	152	—
Gaming equipment financing with terms of less than 12 months	—	280
	3,710	471
Less current portion	(1,647)	(280)
Gaming equipment financing, long-term portion	$2,063	$191

Notes to Consolidated Financial Statements

B & B B, Inc. (cont’d)

7.     Gaming Equipment Financing (cont’d)

Maturities of gaming equipment financing are as follows (in thousands):

Years ending December 31:
2006	$1,647
2007	1,916
2008	168
3,731
Less debt discount	(21)
$3,710

8.     Treasury Stock

During 1992, the Board of Directors of the Company authorized the purchase of eight shares of common stock at a total cost of $400,000. During 1993, the Board of Directors of the Company authorized the purchase of four additional shares of common stock at a total cost of $300,000. The repurchased shares of stock are held as treasury shares and are reflected at cost in the accompanying financial statements.

9.     Related Party Transactions

Wingnuts, Inc. is a company that owns an airplane used by the Company. Wingnuts, Inc. is owned by Mr. Black along with various former stockholders of B&BB. Wingnuts, Inc. charges the Company for business usage of the airplane using hourly rates for actual air time. Total charges for the years ended December 31, 2005, 2004 and 2003 were $0, $24,000 and $18,000, respectively.

Virgin River Foodmart, Inc. (“Foodmart”), a Nevada corporation, is owned by Mr. Black and former shareholders of VRCC. Participants in the Company’s slot club program are able to redeem their points for gasoline at the Foodmart. Foodmart charges the Company the retail amount of gas purchased with player points. For the years ended December 31, 2005, 2004 and 2003, Foodmart has charged the Company $238,000, $306,000 and $225,000, respectively, for gasoline purchased with points from the Company’s slot club program.

Black, LoBello & Pitegoff is a law firm managed by the daughter of Mr. Black. The Company retains Black, LoBello & Pitegoff as outside legal counsel, and Black, LoBello & Pitegoff has received legal fees for legal services in the amount of $19,000, $43,000 and $57,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Pursuant to the Indenture, Mr. Black is entitled to a management fee for his management of the Companies of up to 5% of EBITDA, as defined. The Company has expensed and recorded a liability of $0.4 million as of December 31, 2005. In addition, Mr. Black received management fees totaling $80,000 for the year ended December 31, 2003.

Gaming Research is a consulting firm retained to perform marketing research for the Company. The principal of Gaming Research is the father of the Company’s chief operating officer. Gaming research received consulting fees of $47,000 for the year ended December 31, 2005.

Notes to Consolidated Financial Statements

B & B B, Inc. (cont’d)

10.  401(k) Plan

The Companies implemented a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 40% of the first 6% of each participating employee’s compensation. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company’s portion of the Companies’ matching contributions for the years ended December 31, 2005, 2004 and 2003 were $49,000, $55,000 and $54,000, respectively.

11.  Commitments and Contingencies

Operating Leases—

In May 2005, the Companies entered into a lease arrangement with Dell Financial Services to lease desktop computers and servers. The term of the lease is 18 months at a rate of approximately $29,000 a month. The lease also provides for a renewal period of an additional 18 months at approximately $6,000 a month.

In 1990, the Company entered into a lease with VRCC for the land and buildings that currently contain the Virgin River Hotel/Casino/Bingo operations. The lease has a term of 30 years, ending in May 2020, with the ability to extend the lease for two ten year periods at the option of the Company. The lease provides for monthly payments of $525,000 through May 2020. Annually during the renewal period, the monthly lease payments shall increase based on the change in the consumer price index.

During 2000 and 2001, the Companies signed two lease agreements with Las Vegas Motor Speedway, Inc. to lease two separate suites at the Las Vegas Motor Speedway for the Companies over a five-year period beginning April 2000 and January 2001. The annual payments, including interest and taxes are $30,000 and $70,000, respectively.

Future minimum lease payments under operating leases for the five years subsequent to December 31, 2004 are as follows (in thousands):

Years ending December 31:
2006	$6,400
2007	6,300
2008	6,300
2009	6,300
2010	6,300
Thereafter	59,325
$90,925

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $6.6 million, $6.5 million and $6.5 million, respectively.

Purchasing Commitments—In September 2005, the Companies entered into an agreement with Agilysys NV, LLC to purchase a new property management system for the three properties. Implementation is expected to begin in December 2005 with a completion date expected to occur before the end of the second quarter 2006. The estimated cost of this project is approximately $1.7 million.

Notes to Consolidated Financial Statements

B & B B, Inc. (cont’d)

11.  Commitments and Contingencies (cont’d)

In September 2005, the Companies entered into an agreement with Infinium Software, Inc. to purchase a new financial management system. Implementation is expected to begin in December 2005 with an completion date expected to occur before the end of the second quarter in 2006. The estimated cost of this project is approximately $615,000.

12.  Selected Quarterly Financial Data (Unaudited)

Selected quarter financial data (unaudited) for the year ended December 31, 2005 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$12,995	$12,697	$11,999	$12,781	$50,472
Operating expenses	$11,974	$11,712	$11,952	$12,224	$47,862
Income from operations	$1,021	$985	$47	$557	$2,610
Net income (loss)	$461	$401	$(561)	$(18)	$283

Selected quarter financial data (unaudited) for the year ended December 31, 2004 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$12,079	$11,443	$11,293	$12,046	$46,861
Operating expenses	$11,238	$10,887	$11,219	$11,674	$45,018
Income from operations	$841	$556	$74	$372	$1,843
Net income	$846	$562	$111	$321	$1,840

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2005 fiscal year. This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our manager, as appropriate to allow timely decisions regarding required disclosure.

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

Conclusions

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005, and have concluded that they are effective to timely alert them to material information relating to the Company required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.       OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

Our executive officers and directors consist of the following:

		Position(s) at
Name	Age	Virgin River Casino Corporation	RBG, LLC	B & B B, Inc.
Robert R. Black, Sr.	53	Chairman of the Board, Chief Executive Officer and President	Member and Sole Manager	Chairman of the Board, Chief Executive Officer and President
Curt Mayer	37	Chief Financial Officer	Chief Financial Officer	Chief Financial Officer
Jonathan Lowenhar	32	Chief Operating Officer	Chief Operating Officer	Chief Operating Officer

Robert R. Black, Sr. Mr. Black has been involved in all phases of the Nevada real estate industry since 1967. Currently, Mr. Black serves as Chairman of the Board of Diversified Interest, Inc., a full-service real estate entity he founded in 1979. Since 1997, Mr. Black has served as Commander of the Nellis Support Team, a team organized to support the men, women and missions of Nellis Air Force Base by interacting with the local business and government community in order to raise funds to support the air force base and military personnel needs.

Since December 2004, Mr. Black has been Chairman of the Board, Chief Executive Officer and President of Virgin River Casino Corporation and B & B B, Inc. Mr. Black was Secretary and a Director of Virgin River Casino Corporation from July 1988 to December 2004. Mr. Black was Secretary of B & B B, Inc. from December 1990 to December 2004 and a Director of B & B B, Inc. from December 1989 to December 2004. Mr. Black has been the Member and sole Manager of RBG, LLC since February 1997.

Curt Mayer. Mr. Mayer has served as Chief Financial Officer to Virgin River Casino Corporation, RBG, LLC and B & B B, Inc. since May 2002. From July 1992 to May 2002, Mr. Mayer was employed by the accounting firm of Arthur Andersen, LLP, most recently as a Senior Audit Manager. From 1995 to 2002, Mr. Mayer worked in the firm’s Las Vegas office providing audit services to the hospitality and gaming industry.

Jonathan Lowenhar. Mr. Lowenhar has served as Chief Operating Officer to Virgin River Casino Corporation, RBG, LLC and B & B B, Inc. since April 2005 after consulting for the companies for several months. From 1999 to 2004, Mr. Lowenhar was employed by Harrah’s Entertainment, Inc., in Las Vegas, Nevada, most recently as Corporate Vice President Loyalty Marketing. While employed by Harrah’s, he managed Harrah’s casino and VIP marketing strategy as well as Harrah’s revenue management system. Mr. Lowenhar received his B.S. from Cornell University and is a 2005 graduate of the Berkeley-Columbia Executive Masters in Business Administration program.

Key Employees

Anthony A. George. Since 2001, Mr. George has been General Manager of the Oasis. From 1994 to 2001, Mr. George was employed by the Oasis as the director of its Race and Sports book.

Marcus A. Hall. Mr. Hall has been General Manager of the Virgin River since the hotel first opened in 1990. Mr. Hall also served as General Manager of the CasaBlanca from 1997 to 1999.

ITEM 11.       EXECUTIVE COMPENSATION.

We are majority owned by Robert R. Black, Sr. and his affiliates. The following table sets forth all compensation earned for services performed during the three fiscal years in the period ended December 31, 2005 by Robert R. Black, Sr., our Chief Financial Officer and the general managers of two of our three operating hotel-casinos.

	Annual Compensation			Other
Name and Position	Year	Salary	Bonus	Compensation
Robert R. Black, Sr.	2005	$500,000	$—	$2,938,812	(1)(2)
Chief Executive Officer, Chairman of the Board and	2004	$—	$—	$220,000	(3)
President	2003	$—	$—	$846,807	(4)

Curt Mayer	2005	$207,692	$100,000	$—
Chief Financial Officer	2004	$186,102	$2,130	$—
	2003	$163,493	$812	$—

Jonathan Lowenhar	2005	$190,385	$135,000	$—
Chief Operations Officer	2004	$—	$—	$—
	2003	$—	$—	$—

Anthony A. George	2005	$178,831	$48,000	$3,840
General Manager	2004	$157,703	$6,088	$3,240
	2003	$142,745	$1,522	$3,028

Marcus A Hall	2005	$222,116	$63,000	$—
General Manager	2004	$219,838	$6,088	$—
	2003	$207,344	$2,537	$—

(1)  Management fees are paid at the direction of Mr. Black and are accrued quarterly. Pursuant to the terms of the indentures governing the notes and the agreement governing our senior secured credit facility, so long as no default has occurred and is continuing, we may pay Mr. Black management fees up to 5% of our consolidated EBITDA (as that term is defined in the indentures governing the notes and the agreement governing our senior secured credit facility) for the immediately preceding fiscal year. Mr. Black has advised us that it is his present intention to charge us and collect management fees in the maximum amount permitted under the indentures and our senior secured credit facility. In addition to management fees, commencing January 1, 2005, we have paid Mr. Black a salary at an annualized rate of $500,000. Although Mr. Black has sole authority to set his own salary, he has advised us that his salary will not exceed industry standards.

(2)  Represents $1,155,000 in management fees and $1,783,812 in dividends and distributions paid to Mr. Black by us.

(3)  Represents $0 in management fees and $220,000 in dividends and distributions paid to Mr. Black by us.

(4)  Represents $5,000 in management fees and $841,807 in dividends and distributions paid to Mr. Black by us.

Employment Agreements

We do not have an employment agreement with Mr. Black, but we do have a letter of intent we have provided to Curt Mayer, and an employment agreement with Jonathan Lowenhar.

Pursuant to a letter of intent provided to Curt Mayer, our Chief Financial Officer, we have agreed to pay Mr. Mayer a base rate of $200,000 per year effective October 1, 2004 and an additional annual $100,000 bonus commencing on December 5, 2005. We have also agreed to pay Mr. Mayer a payment equal to one year of his salary and bonus if Mr. Black, or an entity controlled by Mr. Black, ceases to control B & B B, Inc., Virgin River Casino Corporation, or RBG, LLC.

We entered into an executive employment agreement with Jonathan Lowenhar effective as of April 1, 2005, where we agreed to pay Mr. Lowenhar a base salary of $275,000 per year effective April 1, 2005 for four years. Pursuant to the agreement, Mr. Lowenhar is subject to a non-solicitation, non-compete during the terms of the agreement, and for a period of two years after the agreement is terminated for cause or for certain specified reasons. We have agreed to pay Mr. Lowenhar an amount equal to the greater of $500,000 or 1% of the sale price of the Virgin River Casino Corporation, RGB, LLC and Casablanca Resorts, LLC, or collectively the Operating Companies, if Mr. Black ceases to own less than 50% of the beneficial interest in the Operating Companies, if there is a sale of substantially of the assets of the Operating Companies or if Mr. Black ceases to be the Chief Executive Officer or equivalent of the Operating Companies.

Committees of our Board of Directors

Mr. Black currently serves as the sole director of Virgin River Casino Corporation and B & B B, Inc. Our boards of directors do not have any committees. More specifically, our boards of directors do not have a compensation committee. The guidelines and pay levels for the compensation of executive officers are and generally will be established by Robert R. Black, Sr. in consultations with any other directors who may be appointed in the future. In addition, our boards of directors do not have an audit committee. The functions of an audit committee will be performed by the entire boards of directors. Currently, no member of our respective boards of directors will qualify as an audit committee financial expert as that term is defined in Item 402(e) of Regulation S-K.

Options, Long Term Incentive and Other Benefit Plans

The Company does not maintain a stock option plan or any similar employee benefit plan. Accordingly, during the last fiscal year, the Company has not issued any options or stock appreciation rights to any of its executive officers or directors. In addition, there have not been any exercises or repricings of stock options or stock appreciation rights held by any of the executive officers or directors of the Company.

Code of Ethics

Due to our limited size, we have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

We are wholly owned by Robert R. Black, Sr., our Chairman of the Board, Chief Executive Officer and President, and his affiliates, with the exception of 1.92% ownership interest in RBG, LLC held by a minority owner. The following table sets forth the beneficial ownership of each of Virgin River Casino Corporation, RBG, LLC and B & B B, Inc. As of December 31, 2005, no rights exist to purchase any additional ownership interest in Virgin River Casino Corporation, RBG, LLC or B & B B, Inc.

Virgin River Casino Corporation

Title of Class	Name and Address of Beneficial Owner(1)	Common Stock	Percent of Class
Common Stock	Robert R. Black, Sr.(2)	100	100%
Common Stock	Curt Mayer	0	0%
Common Stock	Jonathan Lowenhar	0	0%
Common Stock	Anthony A. George	0	0%
Common Stock	Marcus A. Hall	0	0%
Common Stock	All executive officers and directors as a group (5 persons)	100	100%

(1)   The address for each individual listed is Virgin River Casino Corporation, 897 West Mesquite Boulevard, Mesquite, Nevada 89027.

(2)   Owned by Robert R. Black, Sr. as the trustee of the Robert R. Black Sr. Gaming Properties Trust u/a/d May 24, 2004.

RBG, LLC

Title of Class	Name and Address of Beneficial Owner(1)	Membership Interest	Percent of Class
Membership Interest	Robert R. Black, Sr.(2)	98.08%	98.08%
Membership Interest	Curt Mayer	0	0%
Membership Interest	Jonathan Lowenhar	0	0%
Membership Interest	Anthony A. George	0	0%
Membership Interest	Marcus A. Hall	0	0%
Membership Interest	All executive officers and directors as a group (5 persons)	98.08%	98.08%

(1)   The address for each individual listed is Virgin River Casino Corporation, 897 West Mesquite Boulevard, Mesquite, Nevada 89027.

(2)   Includes 94.23% membership interest owned by Virgin River Casino Corporation, of which Robert R. Black, Sr. is the sole stockholder. Also includes 3.81% membership interest owned by Robert R. Black, Sr. as trustee of the Robert R. Black Sr. Gaming Properties Trust u/a/d May 24, 2004 and 0.04% membership interest owned by R. Black, Inc., of which Robert R. Black, Sr. is the sole stockholder.

B & B B, Inc.

Title of Class	Name and Address of Beneficial Owner(1)	Common Stock	Percent of Class
Common Stock	Robert R. Black, Sr. (2)	16.75	100%
Common Stock	Curt Mayer	0	0%
Common Stock	Jonathan Lowenhar	0	0%
Common Stock	Anthony A. George	0	0%
Common Stock	Marcus A. Hall	0	0%
Common Stock	All executive officers and directors as a group (5 persons)	16.75	100%

(1)   The address for each individual listed is Virgin River Casino Corporation, 897 West Mesquite Boulevard, Mesquite, Nevada 89027.

(2)   Owned by Robert R. Black, Sr. as trustee of the Robert R. Black Sr. Gaming Properties Trust u/a/d May 24, 2004.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We believe that all of the transactions discussed below are on terms at least as favorable to us as would have been obtained from an unrelated third party.

Wingnuts, Inc. Wingnuts, Inc. is owned by Robert R. Black, Sr., and Mr. Black’s brothers. Wingnuts, Inc. owns an airplane used by us for business purposes and, in turn, receives compensation from us at a standard hourly rate for actual air time. Total charges for the years ended December 31, 2003, 2004 and 2005 were $56,000, $71,000, and $0, respectively.

MJB Development. MJB Development is a real estate construction company wholly owned by Robert R. Black, Sr.’s brother. During the year ended December 31, 2003, MJB Development provided construction services to our hotel facilities. As a result, the actual costs of construction, overhead charges, and a profit were charged to us. Such charges totaled $71,000, $23,000 and $1,500 during the year ended December 31, 2003, 2004, and 2005, respectively. In addition, during the twelve-months ended December, 2005, we paid MJB Development $68,000 to purchase previously leased storage containers.

MDW Mesquite, LLC. MDW Mesquite, LLC, or MDM, is a Nevada limited-liability company in which Robert R. Black, Sr. has an interest and is the managing member. MDW owns a condominium complex located in Mesquite, Nevada. RBG, LLC entered into a lease agreement with MDW whereby MDW gave the members of the CasaBlanca Vacation Club (the timeshare club associated with the CasaBlanca) the right to use and occupy the timeshare units located on the leasehold property. The remaining units at the apartment complex were utilized by the CasaBlanca for hotel and apartment purposes. Under the lease agreement, RBG, LLC is required to pay to MDW monthly rental payments consisting of (a) basic rent in an amount equal to the sum of (i) MDW’s monthly payment of principal and interest plus the required monthly impound for property taxes (approximately $49,800 per month using an assumed interest rate of 9.25%) and (ii) $12,750, and (b) percentage rent in an amount equal to 30% of the aggregate gross amount of all sales during such month from the timeshare program (less certain costs, fees and expenses). The rent payments paid by RBG, LLC to MDW for the years ended December 31, 2003, 2004 and 2005 were $734,000, $739,000 and $0, respectively. The lease was a 50-year lease that expired on August 2047 unless it was renewed per the two extension options of ten years each.

Pursuant to an agreement which became effective December 15, 2004, RBG, LLC and MDW terminated the lease. Pursuant to the agreement, the rental units will be converted to condominiums to be offered for sale. Robert R. Black, Sr. will receive 6% of the net sales proceeds from the sale of the condominium units, or the fee. MDW also will convey to RBG, LLC three timeshare units. During the sales process, MDW and RBG, LLC will share equally the rental income from the remaining rental units pending their sale, or the rental income, and share equally the expenses of the condominium project, including debt service and the fee, or the project expenses. MDW also will pay RBG, LLC 44% of the net sales proceeds from the sale of the condominium units less the fair market value of the three timeshare units conveyed to RBG, LLC. RBG, LLC will advance project expenses for the six month period beginning on the termination date of the lease to the extent MDW does not have sufficient funds to pay the project expenses, provided, however, that the aggregate amount of the advances shall not exceed $150,000. Until the aggregate amount of any such advances plus an additional payment of approximately 15% of the aggregate amount of such advances is repaid to RBG, LLC, all net sales proceeds and rental income would be payable to RBG, LLC. RBG LLC recorded approximately $0.9 million in other income in the accompanying consolidated financial statements related to the condominium sales during the year ended December 31, 2005. In addition, pursuant to the lease termination agreement, RBG LLC owes MDW $16,000 at December 31, 2005.

Virgin River Foodmart, Inc. Virgin River Foodmart, Inc., a Nevada corporation, is owned by Robert R. Black, Sr. and his brothers. Prior to the consummation of the Transactions, Virgin River Casino Corporation leased to Virgin River Foodmart, Inc. certain property and the structures and improvements contained thereon for the purposes of operating the Virgin River Food Mart. Lease payments were made to Virgin River Casino Corporation for each of the years ended December 31, 2003 and 2004 in the amount of $222,000, and $0 for the twelve months ended December 31, 2005. The real property and the improvements thereon relating to the Virgin River Food Mart are no longer owned by Virgin River Casino Corporation.

Participants in the Company’s slot club program are able to redeem points for gasoline at the Virgin River Foodmart. Foodmart charges us the retail amount of gas purchased with player points. Charges associated with the point redemption for gasoline at the Virgin River Foodmart were $384,000, $456,000 and $351,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

Black, LoBello & Pitegoff. Tisha Black, a partner at the law firm of Black, LoBello & Pitegoff is the daughter of Robert R. Black, Sr. We retain Black, LoBello & Pitegoff as outside legal counsel, and Black, LoBello & Pitegoff has received legal fees for legal services in the amount of $182,000, $164,000 and $130,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

Robert R. Black, Sr. We pay Mr. Black management fees for his management of our business. We paid Mr. Black management fees in the amount of $5,000, $0 and $0 for the fiscal years ended December 31, 2003, 2004 and 2005, respectively. We have recorded, but not paid, a liability of $1.2 million associated with Mr. Black’s management fee at December 31, 2005.

Management fees are paid at the direction of Mr. Black and are accrued quarterly. Pursuant to the terms of the indentures governing the notes and the agreement governing our senior secured credit facility, so long as no default has occurred and is continuing, we may pay Mr. Black management fees up to 5% of our consolidated EBITDA (as that term is defined in the indentures governing the notes and the agreement governing our senior secured credit facility) for the immediately preceding fiscal year. Mr. Black has advised us that it is his present intention to charge us and collect management fees in the maximum amount permitted under the indentures and our senior secured credit facility.

In addition to management fees, commencing January 1, 2005, we have paid Mr. Black a salary at an annualized rate of $500,000. Although Mr. Black has sole authority to set the amount of his salary, he has advised us that his salary will not exceed industry standards.

R. Black, Inc. Concurrently with the closing of the old notes offering, Robert R. Black, Sr. and his affiliate made a $16.0 million equity contribution to us. Robert R. Black, Sr. made a $1.0 million equity contribution to us and R. Black, Inc. made a $15.0 million equity contribution to us. To finance the $15.0 million equity contribution, R. Black, Inc. issued a $15.0 million 8% convertible senior secured note to Michael J. Gaughan, the Chief Executive Officer of Coast Casinos, Inc., a subsidiary of Boyd Gaming Corporation. The convertible note is secured by 33 1/3% of the equity interests directly and indirectly owned by Robert R. Black, Sr. in the issuers of the notes. The convertible note will mature in four years provided that the convertible note issuer may elect up to three one-year extensions and, effective upon each extension, the interest rate would increase 1% per annum. Notwithstanding the convertible note issuer’s election to extend the maturity, the holder of the convertible note may require the convertible note issuer to then satisfy the note, but in such event, at the convertible note issuer’s option, the convertible note may be satisfied either in cash or in shares of common stock (or any conversion thereof) representing a 33 1/3% fully-diluted interest (decreased in proportion to any principal paid in cash) in the common stock of each of the issuers or, if formed, a holding company that wholly owns the issuers of the notes or a surviving entity of a merger or combination of the issuers of the notes. The proceeds of the old notes as well as the $16.0 million equity contribution were used to redeem and purchase the equity interests in Virgin River Casino Corporation, RBG, LLC and B & B B, Inc. not owned by Robert R. Black Sr., or his affiliates and a minority owner, to refinance existing indebtedness and to pay fees and expenses.

Casablanca Resorts, LLC. Casablanca Resorts, LLC provided management and other services to the Peppermill Palms Property Owners Association and the Grand Destination Owners Association, which manage and operate the home owners associations of the vacation intervals sold at the properties. As of December 31, 2003, 2004 and 2005, respectively, Casablanca Resorts, LLC has a receivable for $314,000, $213,000, and $95,000 related to amounts owed for those services.

Gaming Research Inc. Gaming Research Inc., which is owned and operated by Dr. Jeffrey Lowenhar, the father of our Chief Operations Officer, Jonathan Lowenhar, conducts market research related consulting work. For the year ended December 31, 2005, we had paid $117,000 to Gaming Research Inc. for its services to us.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate accounting fees billed and services provided by Ernst & Young LLP, our principal accountant, for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Audit fees(1)	$213,000	$95,000
Audit-related fees(2)	$—	$21,000
Tax fees(3)	$—	$—
All other fees(4)	$261,700	$160,500

Total fees	$474,700	$276,500

(1)   Represents the aggregate fees Ernst & Young LLP billed us in each of the last two fiscal years for professional services for the audits of our annual financial statements and review of financial statements included in our reports on Form 10-Q or services that are normally provided by Ernst & Young LLP in connection with those filings. In the year ended

December 31, 2005, we were billed $18,000 in audit fees related to our quarterly reports and $195,000 related to our annual report. In the year ended December 31, 2004, we were billed $0 in audit fees related to our quarterly reports, and $95,000 related to our 2004 audited financial statements.

(2)   Represents the aggregate fees Ernst & Young LLP billed us in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit.

(3)   Represents the aggregate fees Ernst & Young LLP billed us in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4)   Represents the aggregate fees Ernst & Young LLP billed us in each of the last two fiscal years for other than zthe items described in 1 – 3 above. The majority of “other” fees, specifically $422,200, represent fees billed to us for assistance related to the offering of the old notes and the registration statement on Form S-4, declared effective by the SEC on September 30, 2005.

We do not have an audit committee or a pre-approval policy with respect to any fees paid to Ernst & Young LLP, our principal accountant.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)   List the following documents filed as part of the report:

(1)   All financial statements.

Included in “Item 8. Financial Statements and Supplementary Data” above.

(2)   Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(3)   Exhibit Index.

See exhibits listed on the Exhibit Index following the signature page of this Annual Report, where said Exhibit Index is incorporated herein by reference.

(b)   Exhibits.

Included as exhibits are the items listed in the Exhibit Index.

(c)    Financial Statement Schedules

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Virgin River Casino Corporation

	Balance at	Provision for	Write-offs,	Balance at
	Beginning of	Doubtful	net of	End of
Description	Period	Accounts	Recoveries	Period

Allowance for Doubtful Accounts

Year Ended December 31, 2005	$598	$120	$(28)	$690
Year Ended December 31, 2004	$605	$285	$(292)	$598
Year Ended December 31, 2003	$509	$237	$(141)	$605

RBG, LLC

	Balance at	Provision for	Write-offs,	Balance at
	Beginning of	Doubtful	net of	End of
Description	Period	Accounts	Recoveries	Period

Allowance for Doubtful Accounts

Year Ended December 31, 2005	$598	$120	$(28)	$690
Year Ended December 31, 2004	$605	$285	$(292)	$598
Year Ended December 31, 2003	$509	$237	$(141)	$605

B&BB, Inc.

	Balance at	Provision for	Write-offs,	Balance at
	Beginning of	Doubtful	net of	End of
Description	Period	Accounts	Recoveries	Period

Allowance for Doubtful Accounts

Year Ended December 31, 2005	$33	$9	$—	$42
Year Ended December 31, 2004	$20	$15	$(2)	$33
Year Ended December 31, 2003	$—	$20	$—	$20

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGIN RIVER CASINO CORPORATION
(Registrant)

	By:	/s/ Robert R. Black, Sr.
Date: April 14, 2006		Robert R. Black, Sr.
	Its:	Chairman of the Board, Chief Executive Officer and
President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr.	Chairman of the Board, Chief	April 14, 2006
Robert R. Black, Sr.	Executive Officer and President
(Principal Executive Officer)

/s/ Curt Mayer	Chief Financial Officer	April 14, 2006
Curt Mayer	(Principal Financial and
Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RGB, LLC
(Registrant)

	By:	/s/ Robert R. Black, Sr.
Date: April 14, 2006		Robert R. Black, Sr.
	Its:	Manager

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr.	Manager	April 14, 2006
Robert R. Black, Sr.	(Principal Executive Officer)

/s/ Curt Mayer	Chief Financial Officer	April 14, 2006
Curt Mayer	(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B & B B, Inc.
(Registrant)

	By:	/s/ Robert R. Black, Sr.
Date: April 14, 2006		Robert R. Black, Sr.
	Its:	Chairman of the Board, Chief Executive Officer and
President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr.	Chairman of the Board, Chief	April 14, 2006
Robert R. Black, Sr.	Executive Officer and President
(Principal Executive Officer)

/s/ Curt Mayer	Chief Financial Officer	April 14, 2006
Curt Mayer	(Principal Financial and
Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Casablanca Resorts, LLC
(Registrant)

	By:	/s/ Robert R. Black, Sr.
Date: April 14, 2006		Robert R. Black, Sr.
	Its:	Manager of its Manager, RBG, LLC

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr.	Manager of its Manager, RGB,	April 14, 2006
Robert R. Black, Sr.	LLC
(Principal Executive Officer)

/s/ Curt Mayer	Chief Financial Officer	April 14, 2006
Curt Mayer	(Principal Financial and
Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oasis Interval Ownership, LLC
(Registrant)

	By:	/s/ Robert R. Black, Sr.
Date: April 14, 2006		Robert R. Black, Sr.
	Its:	Manager

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr.	Manager	April 14, 2006
Robert R. Black, Sr.	(Principal Executive Officer)

/s/ Curt Mayer	Chief Financial Officer	April 14, 2006
Curt Mayer	(Principal Financial and
Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oasis Interval Management, LLC
(Registrant)

	By:	/s/ Robert R. Black, Sr.
Date: April 14, 2006		Robert R. Black, Sr.
	Its:	Manager

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr.	Manager	April 14, 2006
Robert R. Black, Sr.	(Principal Executive Officer)

/s/ Curt Mayer	Chief Financial Officer	April 14, 2006
Curt Mayer	(Principal Financial and
Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oasis Recreational Properties, Inc.
(Registrant)

	By:	/s/ Robert R. Black, Sr.
Date: April 14, 2006		Robert R. Black, Sr.
	Its:	President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr.	Managing Member	April 14, 2006
Robert R. Black, Sr.	(Principal Executive Officer)

/s/ Curt Mayer	Chief Financial Officer	April 14, 2006
Curt Mayer	(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Index No.	Description
3.1***	Articles of Incorporation of Virgin River Casino Corporation filed July 1, 1988.

3.2***	Articles of Organization of RBG, LLC filed February 18, 1997.

3.3***	Articles of Incorporation of B & B B, Inc. filed December 7, 1989.

3.4***	Articles of Organization of Casablanca Resorts, LLC filed February 6, 2001.

3.5***	Articles of Organization of Oasis Interval Ownership, LLC filed May 31, 2001.

3.6***	Articles of Organization of Oasis Interval Management, LLC filed May 31, 2001.

3.7***	Articles of Incorporation of Oasis Recreational Properties, Inc. filed May 23, 2001.

3.8***	By-laws of Virgin River Casino Corporation adopted July 14, 1988.

3.9***	Operating Agreement of RBG, LLC adopted March 17, 1997.

3.10***	By-laws of B & B B, Inc. adopted December 8, 1989.

3.11***	Operating Agreement of Casablanca Resorts, LLC adopted May 31, 2001.

3.12***	Operating Agreement of Oasis Interval Ownership, LLC adopted June 13, 2001.

3.13***	Operating Agreement of Oasis Interval Management, LLC adopted June 6, 2001.

3.14***	By-laws of Oasis Recreational Properties, Inc. adopted June 13, 2001.

4.1***

Agreement for Purchase and Sale or Redemption of Equity Interests dated November 22, 2004 by and among James A. Black Gaming Properties Trust, Gary W. Black Gaming Properties Trust, Michael T. Black Gaming Properties Trust, Jorco, Inc., Marcus A. Hall, James Ritchie and Barry R. Moore, Robert R. Black, Sr., Virgin River Casino Corporation and B & B B, Inc.

4.2***	Agreement for Purchase and Sale or Redemption of Equity Interests dated December 9, 2004 by and among Scott M. Nielson, Robert R. Black, Sr. and B & B B, Inc.

4.3***

Indenture dated as of December 20, 2004 between Virgin River Casino Corporation, RBG, LLC and B & B B, Inc., certain guarantors and The Bank of New York Trust Company, N.A. relating to Series A and Series B 9% Senior Secured Notes due 2012.

4.4***

Indenture dated as of December 20, 2004 between Virgin River Casino Corporation, RBG, LLC and B & B B, Inc., certain guarantors and The Bank of New York Trust Company, N.A. relating to Series A and Series B 12¾% Senior Subordinated Discount Notes due 2012.

4.5***	Form of 12¾% Series B Senior Subordinated Discount Notes due 2012 (included as part of Indenture at Exhibit A)

4.6***	Registration Rights Agreement dated as of December 20, 2004, by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries and Jefferies & Company, Inc.

4.7***

Purchase Agreement dated as of December 10, 2004 by and among by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries, certain pledgors and Jefferies & Company, Inc.

4.8***

Senior Secured Notes Security Agreement dated December 20, 2004, by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries and The Bank of New York Trust Company, N.A., as collateral agent.

Index No.	Description
4.9***	Parent Pledge Agreement dated December 20, 2004 by R. Black, Inc. and The Robert R. Black, Sr. Gaming Properties Trust in favor of The Bank of New York Trust Company, N.A., as collateral agent.

4.10***	Trademark Security Agreement dated December 20, 2004, by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries and The Bank of New York Trust Company, N.A.

4.11***

Credit Agreement dated December 20, 2004, by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries, Wells Fargo Foothill, Inc. as the arranger and administrative agent and the other lending parties thereto.

4.12***

Security Agreement dated December 20, 2004 B & B B, Inc., Casablanca Resorts, LLC, Oasis Interval Management, LLC, Oasis Interval Ownership, LLC, Oasis Recreational Properties, Inc., RBG, LLC and Virgin River Casino Corporation and Wells Fargo Foothill, Inc., as agent.

4.13***	Parent Pledge Agreement dated December 20, 2004 by and among Robert R. Black, Sr., The Robert R. Black, Sr. Gaming Properties Trust, R. Black, Inc. in favor of Wells Fargo Foothill Inc.

4.14***	Trademark Security Agreement dated December 20, 2004 by and among B & B B, Inc., RBG, LLC, Virgin River Casino Corporation, certain subsidiaries and Wells Fargo Foothill, Inc.

4.15***

Bailee Agreement dated December 20, 2004 by and among Wells Fargo Foothill, Inc., The Bank of New York Trust Company, N.A., Nevada Title Company, Robert R. Black, Sr., R. Black, Inc. and Virgin River Casino Corporation.

4.16***	Intercompany Subordination Agreement dated December 20, 2004 by and among B & B B, Inc., RBG, LLC, Virgin River Casino Corporation, certain subsidiaries and Wells Fargo Foothill, Inc.

4.17***

Intercreditor and Lien Subordination Agreement dated December 20, 2004 by and among B & B B, Inc., RBG, LLC, Virgin River Casino Corporation, certain subsidiaries and Wells Fargo Foothill, Inc., Wells Fargo Foothill, Inc. and The Bank of New York Trust Company, N.A.

4.18***

Leasehold and Fee Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents (Nevada) dated as of December 20, 2004 and made by Virgin River Casino Corporation, RBG, LLC, Casablanca Resorts, LLC and Oasis Interval Ownership, LLC to Nevada Title Company, as trustee, for the benefit of The Bank of New York Trust Company, N.A.

4.19***

Leasehold and Fee Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents (Arizona) dated as of December 20, 2004 and made by Oasis Recreational Properties, Inc. to Transnation Title Insurance Company, as trustee, for the benefit of The Bank of New York Trust Company, N.A.

4.20***

Leasehold and Fee Deed of Trust, Fixture Filing with Assignment of Rents and Leases, and Security Agreement (Nevada) dated as of December 20, 2004 and made by and from RBG, LLC, Virgin River Casino Corporation, Casablanca Resorts, LLC, B & B B, Inc., and Oasis Interval Ownership, LLC to Nevada Title Company, as trustee, for the benefit of Wells Fargo Foothill, Inc.

4.21***

Leasehold and Fee Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing (Arizona) dated as of December 20, 2004 and made by and from Oasis Recreational Properties, Inc. to Transnation Title Insurance Company, as trustee, for the benefit of Wells Fargo Foothill, Inc.

Index No.	Description
4.22***

Assignment of Entitlements, Contracts, Rents and Revenues (Nevada) dated December 16, 2004 by and between Virgin River Casino Corporation, RBG, LLC, Casablanca Resorts, LLC, Oasis Interval Ownership, LLC, B & B B, Inc. and The Bank of New York Trust Company, N.A.

4.23***	Assignment of Entitlements, Contracts, Rents and Revenues (Arizona) dated December 17, 2004 by and between Oasis Recreational Properties, Inc. and The Bank of New York Trust Company, N.A.

4.24***

Assignment of Entitlements, Contracts, Rents and Revenues (Nevada) dated December 20, 2004 and made by and between Virgin River Casino Corporation, RBG, LLC, Casablanca Resorts, LLC, B & B B, Inc. and Oasis Interval Ownership, LLC and Wells Fargo Foothill, Inc.

4.25***	Assignment of Entitlements, Contracts, Rents and Revenues (Arizona) dated December 20, 2004 and made by and between Oasis Recreational Properties, Inc. and Wells Fargo Foothill, Inc.

4.26***	Collateral Assignment of Notes and Deeds of Trust dated December 16, 2004 by and between Oasis Interval Ownership, LLC and The Bank of New York Trust Company, N.A.

4.27***	Collateral Assignment of Notes and Deeds of Trust dated December 20, 2004 by and between Oasis Recreational Properties, Inc. and Wells Fargo Foothill, Inc.

4.28***

Estoppel Certificate Consent and Agreement dated December 20, 2004 by River View Limited Liability Company and RBG, LLC, for the benefit of The Bank of New York, as collateral agent, and Wells Fargo Foothill, Inc., as arranger and administrative agent.

4.29****

Convertible Senior Secured Note Purchase Agreement dated December 20, 2004 by and between R. Black, Inc., Robert R. Black Sr., Trustee of the Robert R. Black, Sr. Gaming Properties Trust u/a/d May 24, 2004 and Michael Gaughan.

4.30****	Convertible Note Pledge Agreement dated December 20, 2004 by and between Robert R. Black Sr., Trustee of the Robert R. Black, Sr. Gaming Properties Trust u/a/d May 24, 2004 and Michael Gaughan.

4.31****	Convertible Promissory Note dated December 20, 2004 made by R. Black, Inc. in favor of Michael J. Gaughan.

10.1*****	Letter dated November 12, 2004 between Curt C. Mayer and Robert R. Black, Sr. regarding employment of Mr. Mayer by B& BB Inc., Virgin River Casino Corporation, Inc. and RBG, LLC.

10.2*	Executive Employment Agreement dated April 1, 2005 made by Virgin River Casino Corporation, RGB, LLC and Casablanca Resorts, LLC with Jonathan Lowenhar.

10.3****	Lease Buy-Out and Condominium Conversion Management Agreement dated January 24, 2005 by and between MDW Mesquite, LLC, RBG, LLC and Robert R. Black, Sr.

21.1****	Subsidiaries of the Company

31.1*	Certification of Robert R. Black, Sr. under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Curt Mayer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Robert R. Black, Sr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Curt Mayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

**Previously files with the Pre-Effective Amendment No. 4 to Form S-4 filed September 8, 2005.

***Previously filed with the Form S-4 filed March 8, 2005.

****Previously filed with the Pre-Effective Amendment No. 1 to Form S-4 filed May 2, 2005.

******Previously filed with the Pre-Effective Amendment No. 2 to Form S-4 filed May 26, 2005.