Form 10-K/A
period 2005-12-31
Virgin River Casino CORP; Oasis Interval Management, LLC; Oasis Interval Ownership, LLC; Casablanca Resorts, LLC; B & B B, Inc.; RBG, LLC; Oasis Recreational Properties, Inc.
filed 2006-04-25
CIK 1319842, 1319894, 1319900, 1319908, 1319855, 1319845, 1319898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-123179

VIRGIN RIVER CASINO CORPORATION
RBG, LLC
B & B B, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0860535
Nevada	88-0254007
Nevada	88-0238611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

897 West Mesquite Boulevard, Mesquite, Nevada	89027
(Address and telephone number of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:                  (702) 346-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
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

EXPLANATORY NOTE

This Form 10-K/A amends our previously filed Annual Report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”) and is being filed solely to include Exhibit 10.2 as listed on the Exhibit Index in the Annual Report.

PART IV

ITEM 1.                             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(b)              Exhibits.

10.2         Executive Employment Agreement dated April 1, 2005 made by Virgin River Casino Corporation, RGB, LLC and Casablanca Resorts, LLC with Jonathan Lowenhar.

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

VIRGIN RIVER CASINO CORPORATION
(Registrant)

	By:	/s/ Robert R. Black, Sr.
Date: April 25, 2006		Robert R. Black, Sr.
	Its:	Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr.	Chairman of the Board, Chief	April 25, 2006
Robert R. Black, Sr.	Executive Officer and President (Principal Executive Officer)

/s/ Curt Mayer	Chief Financial Officer	April 25, 2006
Curt Mayer	(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RGB, LLC
(Registrant)

	By:	/s/ Robert R. Black, Sr.
Date: April 25, 2006		Robert R. Black, Sr.
	Its:	Manager

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr.	Manager	April 25, 2006
Robert R. Black, Sr.	(Principal Executive Officer)

/s/ Curt Mayer	Chief Financial Officer	April 25, 2006
Curt Mayer	(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B & B B, Inc.
(Registrant)

	By:	/s/ Robert R. Black, Sr.
Date: April 25, 2006		Robert R. Black, Sr.
	Its:	Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr.	Chairman of the Board, Chief	April 25, 2006
Robert R. Black, Sr.	Executive Officer and President (Principal Executive Officer)

/s/ Curt Mayer	Chief Financial Officer	April 25, 2006
Curt Mayer	(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Casablanca Resorts, LLC
(Registrant)

	By:	/s/ Robert R. Black, Sr.
Date: April 25, 2006		Robert R. Black, Sr.
	Its:	Manager of its Manager, RBG, LLC

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr.	Manager of its Manager, RGB,	April 25, 2006
Robert R. Black, Sr.	LLC (Principal Executive Officer)

/s/ Curt Mayer	Chief Financial Officer	April 25, 2006
Curt Mayer	(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oasis Interval Ownership, LLC
(Registrant)

	By:	/s/ Robert R. Black, Sr.
Date: April 25, 2006		Robert R. Black, Sr.
	Its:	Manager

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr.	Manager	April 25, 2006
Robert R. Black, Sr.	(Principal Executive Officer)

/s/ Curt Mayer	Chief Financial Officer	April 25, 2006
Curt Mayer	(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oasis Interval Management, LLC
(Registrant)

	By:	/s/ Robert R. Black, Sr.
Date: April 25, 2006		Robert R. Black, Sr.
	Its:	Manager

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr.	Manager	April 25, 2006
Robert R. Black, Sr.	(Principal Executive Officer)

/s/ Curt Mayer	Chief Financial Officer	April 25, 2006
Curt Mayer	(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oasis Recreational Properties, Inc.
(Registrant)

	By:	/s/ Robert R. Black, Sr.
Date: April 25, 2006		Robert R. Black, Sr.
	Its:	President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr.	Managing Member	April 25, 2006
Robert R. Black, Sr.	(Principal Executive Officer)

/s/ Curt Mayer	Chief Financial Officer	April 25, 2006
Curt Mayer	(Principal Financial and Accounting Officer)