Form 10-Q
period 2006-03-31
Virgin River Casino CORP; Oasis Recreational Properties, Inc.; Oasis Interval Ownership, LLC; Casablanca Resorts, LLC; B & B B, Inc.; RBG, LLC; Oasis Interval Management, LLC
filed 2006-05-15
CIK 1319842, 1319898, 1319900, 1319908, 1319855, 1319845, 1319894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

TABLE OF ADDITIONAL REGISTRANTS

Each of the following direct and indirect subsidiaries of RBG, LLC and each other subsidiary that is or becomes a guarantor of registrant’s registered securities, is also deemed to be a registrant.

Exact name of registrant as specified in its charter	State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.	Address, including zip code, and telephone number, of principal executive offices
Casablanca Resorts, LLC	Nevada	88-0492081	897 West Mesquite Blvd Mesquite, NV 89027 (702) 346-4000
Oasis Interval Ownership, LLC	Nevada	88-0500066	897 West Mesquite Blvd Mesquite, NV 89027 (702) 346-4000
Oasis Interval Management, LLC	Nevada	88-0500065	897 West Mesquite Blvd Mesquite, NV 89027 (702) 346-4000
Oasis Recreational Properties, Inc.	Nevada	88-0499167	897 West Mesquite Blvd Mesquite, NV 89027 (702) 346-4000

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Virgin River Casino Corporation

Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,034	$9,421
Accounts receivable, net	1,670	1,241
Related party receivables	149	95
Related company receivables	2,682	395
Inventories	1,493	1,652
Property held for vacation interval sales	366	392
Prepaid expenses	3,161	3,194
Current portion of notes receivable	476	303
Total current assets	23,031	16,693
Property and equipment, net	121,728	123,092
Notes receivable, less current portion	1,302	1,821
Other assets	306	217
Deferred financing fees	7,983	8,337
Goodwill and other intangible assets, net	30,653	31,193
Total assets	$185,003	$181,353

Liabilities and Stockholder’s Deficit
Current liabilities:
Bank overdraft	$—	$548
Current portion of gaming equipment financing	2,833	2,528
Current portion of long-term debt	378	614
Accounts payable	3,694	2,784
Accrued liabilities	14,847	15,041
Related company payable	2,443	99
Total current liabilities	24,195	21,614
Gaming equipment financing, less current portion	2,685	3,306
Long-term debt, less current portion	174,756	172,333
Fair value of interest rate swaps	71	195
Minority interest	16,622	16,414
Commitments and contingencies
Stockholder’s deficit:
Common stock, no par value; authorized 2,500 shares, 100 shares issued and 88 shares outstanding	—	—
Additional paid-in capital	3,168	3,168
Deemed distribution	(20,997)	(21,472)
Accumulated deficit	(15,497)	(14,205)
Total stockholder’s deficit	(33,326)	(32,509)
Total liabilities and stockholder’s deficit	$185,003	$181,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virgin River Casino Corporation

Condensed Consolidated Statements of Operations (unaudited)

(in thousands)

	Three Months ended
	March 31, 2006	March 31, 2005

Revenues
Casino	$17,319	$15,996
Food and beverage	7,984	7,895
Hotel	6,627	5,341
Related company rental income	1,575	1,575
Other	5,259	5,263
Total revenues	38,764	36,070
Less—promotional allowances	(6,573)	(4,867)
Net revenues	32,191	31,203
Operating expenses:
Casino	8,061	7,712
Food and beverage	4,601	4,693
Hotel	1,389	1,584
Other	3,091	3,679
General and administrative	8,170	6,993
Depreciation and amortization	3,402	2,239
Loss on sale and disposal of assets	92	17
Total operating expenses	28,806	26,917
Operating income	3,385	4,286
Other income (expense):
Interest expense	(4,397)	(4,264)
Change in fair value of interest rate swaps	124	567
Other	—	(32)
(Loss) income before cumulative effect of change in accounting principle and minority interest	(888)	557
Cumulative effect of change in accounting principle	(196)	—
(Loss) income before minority interest	(1,084)	557
Minority interest in income from RBG, LLC and Casablanca Resorts, LLC	(208)	(337)
Net (loss) income	$(1,292)	$220

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virgin River Casino Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net (loss) income	$(1,292)	$220
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,402	2,239
Minority interest in income from RBG, LLC and Casablanca Resorts, LLC	208	337
Change in fair value of interest rate swaps	(124)	(567)
Loss on sale and disposal of assets	92	17
Cumulative effect of change in accounting principle	196	—
Amortization of deferred financing fees	353	355
Accretion of senior subordinated notes	1,423	1,096
Interest expense on gaming equipment financing	49	48
Cost of vacation intervals sales	26	56
Change in operating assets and liabilities:
Accounts, related company and related party receivables, net	(2,770)	(100)
Inventories	159	166
Prepaid expenses	33	120
Notes receivables, net	150	172
Accounts payable, accrued liabilities and related company payables	3,528	4,751
Net cash provided by operating activities	5,433	8,910

Cash flows from investing activities:
Proceeds received from sale of assets	13	105
Capital expenditures	(1,551)	(3,280)
Net cash used in investing activities	(1,538)	(3,175)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,000	350
Decrease in bank overdraft	(548)	(1,480)
Payment of long-term debt	(2,235)	(390)
Payment on gaming equipment financing	(409)	(127)
Payment of obligations under capital lease	—	(4)
Payment of financing fees	—	(113)
Change in other assets	(90)	(120)
Net cash used in financing activities	(282)	(1,884)
Net increase in cash and cash equivalents	3,613	3,851
Cash and cash equivalents at beginning of year	9,421	11,114
Cash and cash equivalents at end of period	$13,034	$14,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virgin River Casino Corporation

Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

(in thousands)

	Three months ended
	March 31, 2006	March 31, 2005

Supplemental cash flow disclosure:
Cash paid for interest	$4,987	$436

Acquisition of assets with gaming equipment financing	$62	$5,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2006

1.                                      Basis of Presentation and Background

The accompanying are the condensed consolidated financial statements of Virgin River Casino Corporation, which includes the accounts of RBG, LLC (doing business as CasaBlanca Resort/Casino/Golf/Spa) and its wholly owned subsidiary Casablanca Resorts, LLC (doing business as Oasis Resort & Casino) (collectively the “Company”). Virgin River Casino Corporation (“VRCC”) owns 80.8% of RBG, LLC (“RBG”) and Casablanca Resorts, LLC (“Resorts LLC”). Robert R. Black, Sr. (“Mr. Black”) is the sole shareholder of VRCC and owns 17.3% of RBG individually and through another entity.  Mr. Black also is the sole shareholder of B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo) (“B & B B”). The Company and B&BB are collectively referred to as the "Companies." The Companies are operated under common management.  Significant intercompany items and transactions of the Company have been eliminated.

Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2006 and 2005 are unaudited.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for such periods, have been included.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements filed on Form 10-K for the year ended December 31, 2005.  The results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other period.

Reclassifications – Certain previously reported amounts in the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

2.                                      Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
	(unaudited)
Land	$35,838	$35,838
Buildings	71,774	71,774
Land and leasehold improvements	18,400	18,400
Furniture, fixtures and equipment	38,517	38,623
Construction in progress	2,401	1,043
	166,930	165,678
Less—accumulated depreciation and amortization	(45,202)	(42,586)
Property and equipment, net	$121,728	$123,092

As a result of the third party business valuation that was conducted in the fourth quarter of 2005, the Company has re-evaluated the useful lives of their slot machines and effective January 1, 2006, has changed that estimate from seven years to five years.

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

3.                                      Notes Receivable

Notes receivable consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
	(unaudited)
Vacation interval notes receivable	$1,650	$1,722
Holdbacks by financing institutions	719	797
Allowance for possible credit losses	(591)	(395)
Total notes receivable	1,778	2,124
Less: current portion	(476)	(303)
Non-current notes receivable	$1,302	$1,821

Notes generated from the sale of vacation intervals generally bear interest at annual rates ranging from 12.75% to 14.75% and have terms of 5 to 7 years. The vacation interval notes receivable are collateralized by the right to use and deeds of trust on the vacation interval sold.

In January of 2006, the Company adopted the provisions of SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” SFAS 152 amends existing accounting guidance to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions.” In determining the allowance for possible credit losses, the Company, in accordance with SFAS 152, uses a technique referred to as static pool analysis, which tracks uncollectible note receivables based on each year’s sales over the entire life of those notes.  The Company considers whether the historical economic conditions are comparable to current economic conditions, with particular reference to unemployment rates.  If current unemployment rates differ from the rates in effect when the historical experience was generated, the Company adjusts the allowance for possible credit losses to reflect the expected effects of current unemployment rates on uncollectibility.  The Company groups all notes receivables in one pool for analytical purposes based on historical collectibility and customer demographics.  As a result of the change in accounting for the allowance for possible credit losses, the Company has recorded in the accompanying statement of operations for the three-months ended March 31, 2006, a cumulative effect of a change in accounting principle of $196,000 to increase the allowance for possible credit losses.

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.                                      Long-term Debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
	(unaudited)
Revolving credit facility totaling $15 million with Wells Fargo Foothill, at a margin above prime or LIBOR, as defined; collateralized by substantially all real and personal property, leases, intangibles and other interests of the Companies as defined.	$3,000	$2,000
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	125,000	125,000
12 ¾% senior subordinated notes, non-cash interest will accrue at an annual rate of 12 ¾% in the form of increase accreted value until January 15, 2009. Beginning January 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	46,756	45,333
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $37 at an interest rate of 6.97%, due June 2006	260	363
Hypothecation Note at prime plus 3.0% (10.75% at March 31, 2006), collateralized by certain notes receivable as defined; guaranteed by one of the initial members, due April 2004	—	94
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $14 at an interest rate of 6.21%, due December 2006	118	157
	175,134	172,947
Less—current portion	(378)	(614)
Total long-term debt	$174,756	$172,333

Foothill Facility

The Wells Fargo Foothill credit facility (“Foothill Facility”) is secured by substantially all the assets of the Companies. During the life of the Foothill Facility, the Companies may borrow up to the lesser of (1) $15.0 million less the Letter of Credit Usage, as defined, less the Bank Product Reserve, as defined, or (2) the Borrowing Base, as defined, less the Letter of Credit Usage.  At March 31, 2006, the Bank Product Reserve was approximately $102,000 and is based on the fair market value at March 31, 2006 of the interest rate swap owed to Wells Fargo Foothill, Inc.  Accordingly, the availability under the Foothill Facility at March 31, 2006 was limited to $11.9 million.

Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, which is 3.5%, or the Base Rate, as defined, plus the Base Rate Margin, which is 2%.  LIBOR was approximately 5.3% at March 31, 2006.  The Foothill Facility also contains certain financial and other covenants.  These include a minimum trailing twelve-month Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $15,000,000 for the Companies and limitations on other indebtedness and capital expenditures, as defined.  The Companies were in compliance with these covenants at March 31, 2006 and December 31, 2005.  The outstanding balance on the Foothill Facility is a joint and several obligation of the Companies. The condensed consolidated balance sheet of the Company reflects the full obligation of the Foothill Facility at March 31, 2006.

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.                                      Long-term Debt (cont’d)

Senior Secured and Senior Subordinated Notes

In December 2004, as part of a ownership buyout (the “Buyout”), VRCC, RBG and B&BB (the “Issuers”) issued $125.0 million of 9% senior secured notes (“Senior Notes”) due on January 15, 2012 and $39.9 million in gross proceeds of 12¾% senior subordinated notes (“Senior Sub Notes”) due January 15, 2013 (collectively the “Notes”).  The Notes are joint and several obligations of the Issuers and all current and future subsidiaries of the Issuers.  Although the Notes are joint and several obligations of the Issuers, the allocation of the balance of the Notes to the individual balance sheets of B&BB, VRCC and RBG was according to the flow of funds at the date of the Buyout with the proceeds of the Senior Notes necessary to purchase the interests of B&BB recorded on the balance sheet of B&BB and the remaining proceeds of the Senior Notes and Senior Sub Notes recorded on the consolidated balance sheet of VRCC.  The condensed consolidated balance sheet of the Company reflects the full obligation of the Notes at March 31, 2006, with the amount recorded on the balance sheet of B&BB recognized as a deemed distribution to reflect the net obligation of the Notes recorded on the condensed consolidated balance sheet of the Company at March 31, 2006. At March 31, 2006, the net amount of the Notes recorded on the Company’s condensed consolidated balance sheet is $151.1 million. The Senior Notes pay interest semiannually while the Senior Sub Notes accrue interest in the form of increased accreted value until January 15, 2009, when the carrying book value of the Senior Sub Notes will be $66.0 million.  At that point the Senior Sub Notes will pay interest semiannually on the same dates as the Senior Notes.

The indentures (the “Indentures”) governing the Issuers’ Notes contain certain customary financial and other covenants, which limit the Issuers’ ability to incur additional debt.  The Indentures provide that the Issuers may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, on a pro-forma basis after the incurrence of the additional indebtedness is at least 2.00 to 1.00. As of March 31, 2006, the Isuers have incurred $0 of additional indebtedness as defined.

The Indentures also contain other covenants which limit the ability of the Issuers and guarantors under the Indentures (the “Guarantors”), as defined, to pay dividends, redeem stock, or make other distributions, make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined in the Indentures.  There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries.  The Issuers were in compliance with these covenants at March 31, 2006 and December 31, 2005.

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.                                      Long-term Debt (cont’d)

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

Gaming equipment financing consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
	(unaudited)
Gaming equipment financing to purchase 205 games, no payments for one year and monthly payments of $106 for 24 months beginning February 2006	$2,177	$2,320
Gaming equipment financing to purchase 68 games, no payments for one year and monthly payments of $43 for 24 months beginning January 2006	878	945
Gaming equipment financing to purchase 70 games, no payments for one year and monthly payments of $39 for 24 months beginning March 2006	856	838
Gaming equipment financing to purchase 60 games, monthly payments of $20 for 36 months beginning April 2005	460	513
Gaming equipment financing to purchase 64 games, no payments for one year and monthly payments of $26 for 24 months beginning February 2006	536	577
Gaming equipment financing to purchase 38 games, monthly payments of $13 for 36 months beginning April 2005	278	312
Gaming equipment financing to purchase 20 games, no payments for one year and monthly payments of $8 for 24 months beginning January 2006	154	174
Gaming equipment financing, monthly payments of $3 for 36 months beginning January 2005	50	59
Gaming equipment financing to purchase 6 games, no payments for one year and monthly payments of $6 for 24 months beginning February 2007	63	—
Gaming equipment financing with terms of less than 12 months	66	96
	5,518	5,834
Less current portion	(2,833)	(2,528)
Gaming equipment financing, long-term portion	$2,685	$3,306

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6.                                      Related Party Transactions

MJB Development is a real estate construction company owned by a former shareholder of the Companies which provide storage services associated with hotel facilities of the Company.  Total charges for leasing of storage containers totaled $0 and $2,000 during the three-months ended March 31, 2006 and 2005, respectively, and are included in the accompanying consolidated statements of operations.  In addition, during the three months ended March 31, 2005, the Company paid MJB Development $68,000 to purchase previously leased storage containers.

Virgin River Foodmart, Inc., a Nevada corporation, (“Foodmart”) is owned by Mr. Black and former shareholders of VRCC.  Participants in the Company’s slot club program are able to redeem their points for gasoline at the Foodmart.  Foodmart charges the Company the retail amount of gas purchased with player points.  Charges associated with the point redemption for gasoline at the Foodmart were $1,000 and $27,000 for the three-months ended March 31, 2006 and 2005, respectively.

Black, LoBello & Pitegoff is a law firm managed by the daughter of Mr. Black. The Company retains Black, LoBello & Pitegoff as outside legal counsel, and has paid legal fees for legal services in the amount of $68,000 and $10,000 for the three-months ended March 31, 2006 and 2005, respectively.

Pursuant to the Indenture, Mr. Black is entitled to a management fee for his management of the Company business of up to 5% of EBITDA, as defined.  The Company expensed $220,000 and $192,000 during the three-months ended March 31, 2006 and 2005, respectively, associated with this management fee.

Gaming Research is a consulting firm retained to perform marketing research for the Company.  The principal of Gaming Research is the father of the Company’s chief operating officer.  Gaming research received consulting fees of $7,000 and $0 for the three-months ended March 31, 2006 and 2005, respectively.

Resorts LLC provided management and other services to two related parties that manage and operate the home owners associations of the vacation intervals sold at the property.  Included in the accompanying condensed consolidated balance sheet at March 31, 2006 and December 31, 2005, is a receivable for $149,000 and $95,000, respectively, related to amounts owed for those services.

7.                                      Commitments and Contingencies

In January 2006, Oasis Interval Ownership, LLC entered into an agreement with Global Exchange Development Corp. to sell substantially all of the unsold time share intervals at the Oasis Hotel and Casino.  The sale is expected to close in three separate closings each involving approximately one-third of the unsold time share intervals at the Oasis Hotel and Casino. Each close is expected to occur within 6 months of the preceding close.  Within each close, Global Exchange Development Corp. will pay 20% of the purchase price in cash and execute a note for the remaining 80% of the purchase price.  Each note will be due one year from issuance and provide an interest rate equivalent to the federal rate for short term notes.  The first closing occurred in January 2006 for $280,000.  As part of the close, Global Exchange Development Corp. executed a note payable to Oasis Interval Ownership, LLC in the amount of $224,000 due January 2007 at an interest rate of 4.38%.  At March 31, 2006, the balance of the note receivable is included within the current portion of notes receivable in the accompanying consolidated balance sheet.  The note was fully paid in April of 2006.

RBG, LLC

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,449	$7,815
Accounts receivable, net	1,670	1,226
Related party receivables	149	95
Related company receivables	2,907	620
Inventories	1,493	1,652
Property held for vacation interval sales	366	392
Prepaid expenses	3,102	3,116
Current portion of notes receivable	476	303
Total current assets	21,612	15,219
Property and equipment, net	83,368	84,397
Notes receivable, less current portion	1,302	1,821
Other assets	306	217
Goodwill and other intangible assets, net	30,653	31,193
Total assets	$137,241	$132,847

Liabilities and Members’ Deficit
Current liabilities:
Bank overdraft	$—	$548
Current portion of gaming equipment financing	2,833	2,528
Current portion of long-term debt	378	614
Accounts payable	3,655	2,762
Accrued liabilities	14,504	16,119
Related company payable	190	196
Total current liabilities	21,560	22,767
Gaming equipment financing, less current portion	2,685	3,306
Long-term debt, less current portion	174,756	172,333
Fair value of interest rate swaps	71	195
Commitments and contingencies
Members’ deficit:
Members’ contributions	122,799	122,799
Deemed distribution	(176,816)	(178,883)
Accumulated deficit	(7,814)	(9,670)
Total members’ deficit	(61,831)	(65,754)
Total liabilities and members’ deficit	$137,241	$132,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

RBG, LLC

Condensed Consolidated Statements of Operations (unaudited)

(in thousands)

	Three Months ended
	March 31,	March 31,
	2006	2005

Revenues
Casino	$17,319	$15,996
Food and beverage	7,984	7,895
Hotel	6,376	5,057
Other	5,183	5,185
Total revenues	36,862	34,133
Less-promotional allowances	(6,519)	(4,854)
Net revenues	30,343	29,279
Operating expenses:
Casino	8,061	7,712
Food and beverage	4,601	4,693
Hotel	1,215	1,401
Other	3,091	3,679
General and administrative	8,126	6,933
Depreciation and amortization	3,028	1,864
Loss on sale and disposal of assets	92	17
Total operating expenses	28,214	26,299
Operating income	2,129	2,980
Other income (expense):
Interest expense	(166)	(345)
Change in fair value of interest rate swaps	89	406
Other	—	(32)
Income before cumulative effect of change in accounting principle	2,052	3,009
Cumulative effect of change in accounting principle	(196)	—
Net income	$1,856	$3,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

RBG, LLC

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended
	March 31,	March 31,
	2006	2005

Cash flows from operating activities:
Net income	$1,856	$3,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,028	1,864
Change in fair value of interest rate swaps	(89)	(406)
Loss on sale and disposal of assets	92	17
Cumulative effect of change in accounting principle	196	—
Interest expense on gaming equipment financing	49	48
Cost of vacation intervals sales	26	56
Change in operating assets and liabilities:
Accounts, related company and related party receivables, net	(2,785)	(29)
Notes receivable, net	150	172
Inventories	159	166
Prepaid expenses	14	102
Accounts payable, accrued liabilities and related company payables	3,720	4,137
Net cash provided by operating activities	6,416	9,136

Cash flows from investing activities:
Proceeds received from sale of assets	13	105
Capital expenditures	(1,510)	(3,054)
Net cash used in investing activities	(1,497)	(2,949)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	107
Decrease in bank overdraft	(548)	(1,480)
Payment of long-term debt	(235)	(390)
Payment on gaming equipment financing	(409)	(127)
Payment of obligations under capital lease	—	(4)
Change in other assets	(93)	(120)
Net cash used in financing activities	(1,285)	(2,014)
Net increase in cash and cash equivalents	3,634	4,173
Cash and cash equivalents at beginning of year	7,815	7,544
Cash and cash equivalents at end of period	$11,449	$11,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

RBG, LLC

Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

(in thousands)

	Three months ended
	March 31,	March 31,
	2006	2005

Supplemental cash flow disclosure:

Cash paid for interest	$117	$360

Acquisition of assets with gaming equipment financing	$62	$5,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

RBG, LLC

Notes to Condensed Financial Statements (unaudited)

March 31, 2006

1.                                      Basis of Presentation and Background

The accompanying condensed consolidated financial statements include the accounts of RBG, LLC (doing business as CasaBlanca Resort/Casino/Golf/Spa) and its wholly owned subsidiary Casablanca Resorts, LLC (doing business as Oasis Resort & Casino) (“Resorts LLC”). Virgin River Casino Corporation (“VRCC”) owns 80.8% of RBG, LLC (“RBG”) and Casablanca Resorts, LLC (“Resorts LLC”). Robert R. Black, Sr. (“Mr. Black”) is the sole shareholder of VRCC and owns 17.3% of RBG individually and through another entity.  Mr. Black also is the sole shareholder of B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo) (“B&BB”). VRCC, RBG and B&BB (collectively the “Companies”) are operated under common management. Significant intercompany items and transactions of RBG have been eliminated.

Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2006 and 2005 are unaudited.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of RBG’s financial position and results of operations for such periods, have been included.   The accompanying unaudited condensed consolidated financial statements should be read in conjunction with RBG’s audited consolidated financial statements filed on Form 10-K for the year ended December 31, 2005.  The results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other period.

Reclassifications – Certain previously reported amounts in the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

2.                                      Related Company Receivables and Payables

The related company receivables at March 31, 2006 and December 31, 2005 consist of the following:

	March 31,	December 31,
	2006	2005
	(unaudited)
Virgin River Casino Corp.	$225	$225
B&BB	2,682	395
Related company receivables	$2,907	$620

The related company payables at March 31, 2006 and December 31, 2005 consist of the following (in thousands):

	March 31, 2006	December 31, 2005
	(unaudited)
Virgin River Casino Corp.	$190	$196
B&BB	—	—
Related company payables	$190	$196

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2.                                      Related Company Receivables and Payables (cont’d)

The transactions between the RBG and the entities above are based on informal arrangements.  At March 31, 2006 and December 31, 2005, there are no specific payment terms nor do any of the receivables require the payment of any interest.

3.                                      Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
	(unaudited)
Land	$21,147	$21,147
Buildings	41,048	41,048
Land and leasehold improvements	14,272	14,272
Furniture, fixtures and equipment	37,320	37,454
Construction in progress	2,296	951
	116,083	114,872
Less—accumulated depreciation and amortization	(32,715)	(30,475)
Property and equipment, net	$83,368	$84,397

As a result of the third party business valuation that was conducted in the fourth quarter of 2005, RBG has re-evaluated the useful lives of their slot machines and effective January 1, 2006, has changed that estimate from seven years to five years.

4.                                      Notes Receivable

Notes receivable consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
	(unaudited)
Vacation interval notes receivable	$1,650	$1,722
Holdbacks by financing institutions	719	797
Allowance for possible credit losses	(591)	(395)
Total notes receivable	1,778	2,124
Less: current portion	(476)	(303)
Non-current notes receivable	$1,302	$1,821

Notes generated from the sale of vacation intervals generally bear interest at annual rates ranging from 12.75% to 14.75% and have terms of 5 to 7 years. The vacation interval notes receivable are collateralized by the right to use and deeds of trust on the vacation interval sold.

In January of 2006, RBG adopted the provisions of SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” SFAS 152 amends existing accounting guidance to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions.” In accordance with SFAS 152, RBG now uses a technique referred to as static pool analysis, which tracks uncollectible note receivables based on each year’s sales over the entire life of those notes.  RBG considers whether the historical economic conditions are comparable to current economic conditions, with particular reference to unemployment rates.  If current unemployment rates differ from the rates in effect when the historical experience was

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.                                      Notes Receivable (cont’d)

generated, RBG adjusts the allowance for possible credit losses to reflect the expected effects of current unemployment rates on uncollectibility.  RBG groups all notes receivables in one pool for analytical purposes based on historical collectibility and customer demographics.  As a result of the change in accounting for the allowance for possible credit losses, RBG has recorded in the accompanying statement of operations for the three-months ended March 31, 2006, a cumulative effect of a change in accounting principle of $196,000 to increase the allowance for possible credit losses.

5.                                      Long-term Debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
	(unaudited)
Revolving credit facility totaling $15 million with Wells Fargo Foothill, at a margin above prime or LIBOR, as defined; collateralized by substantially all real and personal property, leases, intangibles and other interests of the Companies as defined.	$3,000	$2,000
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	125,000	125,000
12 ¾% senior subordinated notes, non-cash interest will accrue at an annual rate of 12 ¾% in the form of increase accreted value until January 15, 2009. Beginning January 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	46,756	45,333
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $37 at an interest rate of 6.97%, due June 2006	260	363
Hypothecation Note at prime plus 3.0% (10.75% at March 31, 2006), collateralized by certain notes receivable as defined; guaranteed by one of the initial members, due April 2004	—	94
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $14 at an interest rate of 6.21%, due December 2006	118	157
	175,134	172,947
Less—current portion	(378)	(614)
Total long-term debt	$174,756	$172,333

Foothill Facility

The Wells Fargo Foothill credit facility (“Foothill Facility”) is secured by substantially all the assets of the Companies. During the life of the Foothill Facility, the Companies may borrow up to the lesser of (1) $15.0 million less the Letter of Credit Usage, as defined, less the Bank Product Reserve, as defined, or (2) the Borrowing Base, as defined, less the Letter of Credit Usage.  At March 31, 2006, the Bank Product Reserve was approximately $102,000 and is based on the fair market value at March 31, 2006 of the

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.                                      Long-term Debt (cont’d)

interest rate swap owed to Wells Fargo Foothill, Inc.  Accordingly, the availability under the Foothill Facility at March 31, 2006 was limited to $11.9 million.

Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, which is 3.5%, or the Base Rate, as defined, plus the Base Rate Margin, which is 2%.  LIBOR was approximately 5.3% at March 31, 2006.  The Foothill Facility also contains certain financial and other covenants.  These include a minimum trailing twelve-month Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $15,000,000 for the Companies and limitations on other indebtedness and capital expenditures, as defined.  The Companies were in compliance with these covenants at March 31, 2006 and December 31, 2005.

The outstanding balance on the Foothill Facility is a joint and several obligation of the Companies. The condensed consolidated balance sheet of RBG reflects the full obligation of the Foothill Facility at March 31, 2006 with the amount recorded on the consolidated balance sheet of VRCC recognized as a deemed distribution to reflect the net obligation of the Foothill Facility on the consolidated balance sheet of RBG at March 31, 2006. At March 31, 2006, the net amount of the Foothill Facility recorded on RBG’s consolidated balance sheet is $0.

Senior Secured and Senior Subordinated Notes

In December 2004, as part of an ownership buyout (the “Buyout”), VRCC, RBG and B&BB (the “Issuers”) issued $125.0 million of 9% senior secured notes (“Senior Notes”) due on January 15, 2012 and $39.9 million in gross proceeds of 12¾% senior subordinated notes (“Senior Sub Notes”) due January 15, 2013 (collectively the “Notes”).  The Notes are joint and several obligations of the Issuers and all current and future subsidiaries of the Issuers.  Although the Notes are joint and several obligations of the Issuers, the allocation of the balance of the Notes to the individual balance sheets of B&BB, VRCC and RBG was according to the flow of funds at the date of the Buyout with the proceeds of the Senior Notes necessary to purchase the interests of B&BB recorded on the balance sheet of B&BB and the remaining proceeds of the Senior Notes and Senior Sub Notes recording on the balance sheet of VRCC.  The consolidated balance sheet of RBG reflects the full obligation of the Notes at March 31, 2006 with an amount recognized as a deemed distribution to reflect the net obligation of the Notes recorded on the consolidated balance sheet of RBG at March 31, 2006. The Senior Notes pay interest semiannually while the Senior Sub Notes accrue interest in the form of increased accreted value until January 15, 2009, when the carrying book value of the Senior Sub Notes will be $66.0 million.  At that point the Senior Sub Notes will pay interest semiannually on the same dates as the Senior Notes.

The indentures (the “Indentures”) governing the Issuers’ Notes contain certain customary financial and other covenants, which limit the Issuers’ ability to incur additional debt.  The Indentures provide that the Issuers may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, on a pro-forma basis after the incurrence of the additional indebtedness is at least 2.00 to 1.00. As of March 31, 2006, the Issuers have incurred $0 of additional indebtedness as defined.

The Indentures also contain other covenants which limit the ability of the Issuers and guarantors under the Indentures (the “Guarantors”), as defined, to pay dividends, redeem stock, or make other distributions,

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.                                      Long-term Debt (cont’d)

make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined in the Indentures.  There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries.  The Issuers were in compliance with these covenants at March 31, 2006 and December 31, 2005.

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

6.                                      Gaming Equipment Financing

RBG from time to time enters into agreements with gaming manufacturers to finance the purchase of gaming equipment.  Contractual terms of the agreements with the gaming manufactures consist of payment terms of less than one year to up to three years without interest.  In the event that an agreement with a gaming manufacturer extends past a year, RBG will impute interest at a rate of 8%.

Gaming equipment financing for RBG consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
	(unaudited)
Gaming equipment financing to purchase 205 games, no payments for one year and monthly payments of $106 for 24 months beginning February 2006	$2,177	$2,320
Gaming equipment financing to purchase 68 games, no payments for one year and monthly payments of $43 for 24 months beginning January 2006	878	945
Gaming equipment financing to purchase 70 games, no payments for one year and monthly payments of $39 for 24 months beginning March 2006	856	838
Gaming equipment financing to purchase 60 games, monthly payments of $20 for 36 months beginning April 2005	460	513
Gaming equipment financing to purchase 64 games, no payments for one year and monthly payments of $26 for 24 months beginning February 2006	536	577
Gaming equipment financing to purchase 38 games, monthly payments of $13 for 36 months beginning April 2005	278	312
Gaming equipment financing to purchase 20 games, no payments for one year and monthly payments of $8 for 24 months beginning January 2006	154	174
Gaming equipment financing, monthly payments of $3 for 36 months beginning January 2005	50	59

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6.                                      Gaming Equipment Financing (cont’d)

Gaming equipment financing to purchase 6 games, no payments for one year and monthly payments of $6 for 24 months beginning February 2007	63	—
Gaming equipment financing with terms of less than 12 months	66	96
	5,518	5,834
Less current portion	(2,833)	(2,528)
Gaming equipment financing, long-term portion	$2,685	$3,306

7.                                      Related Party Transactions

MJB Development is a real estate construction company owned by a former shareholder of the Companies which provide storage services associated with hotel facilities of the Company.  Total charges for leasing of storage containers totaled $0 and $2,000 during the three-months ended March 31, 2006 and 2005, respectively, and are included in the accompanying consolidated statements of operations.  In addition, during the three months ended March 31, 2005, the Company paid MJB Development $68,000 to purchase previously leased storage containers.

Virgin River Foodmart, Inc., a Nevada corporation, (“Foodmart”) is owned by Mr. Black and former shareholders of VRCC.  Participants in the Company’s slot club program are able to redeem their points for gasoline at the Foodmart.  Foodmart charges the Company the retail amount of gas purchased with player points.  Charges associated with the point redemption for gasoline at the Foodmart were $1,000 and $27,000 for the three-months ended March 31, 2006 and 2005, respectively.

Black, LoBello & Pitegoff is a law firm managed by the daughter of Mr. Black. The Company retains Black, LoBello & Pitegoff as outside legal counsel, and has paid legal fees for legal services in the amount of $67,000 and $10,000 for the three-months ended March 31, 2006 and 2005, respectively.

Pursuant to the Indenture, Mr. Black is entitled to a management fee for his management of the Company business of up to 5% of EBITDA, as defined.  The Company expensed $220,000 and $192,000 during the three-months ended March 31, 2006 and 2005, respectively, associated with this management fee.

Gaming Research is a consulting firm retained to perform marketing research for RBG.  The principal of Gaming Research is the father of RBG’s chief operating officer.  Gaming research received consulting fees of $7,000 and $0 for the three-months ended March 31, 2006 and 2005, respectively.

Resorts LLC provided management and other services to two related parties that manage and operate the home owners associations of the vacation intervals sold at the property.  Included in the accompanying condensed consolidated balance sheet at March 31, 2006 and December 31, 2005 is a receivable for $149,000 and $95,000, respectively, related to amounts owed for those services.

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

8.                                      Commitments and Contingencies

In January 2006, Oasis Interval Ownership, LLC entered into an agreement with Global Exchange Development Corp. to sell substantially all of the unsold time share intervals at the Oasis Hotel and Casino.  The sale is expected to close in three separate closings each involving approximately one-third of the unsold time share intervals at the Oasis Hotel and Casino. Each close is expected to occur within 6 months of the preceding close.  Within each close, Global Exchange Development Corp. will pay 20% of the purchase price in cash and execute a note for the remaining 80% of the purchase price.  Each note will be due one year from issuance and provide an interest rate equivalent to the federal rate for short term notes.  The first closing occurred in January 2006 for $280,000.  As part of the close, Global Exchange Development Corp. executed a note payable to Oasis Interval Ownership, LLC in the amount of $224,000 due January 2007 at an interest rate of 4.38%.  At March 31, 2006, the balance of the note receivable is included within the current portion of notes receivable in the accompanying consolidated balance sheet.  The note was fully paid in April of 2006.

9.                                      Consolidating Condensed Financial Information

Casablanca Resorts, LLC, Oasis Recreational Properties, Inc., Oasis Interval Management, LLC and Oasis Interval Ownership, LLC (together the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, payment of the Notes. Separate condensed financial statement information for RBG and its Guarantor Subsidiaries as of March 31, 2006 (unaudited) and December 31, 2005 and for the three months ended March 31, 2006 and 2005 (unaudited) is as follows (in thousands):

	RBG	Guarantor Subsidiaries	Eliminations	Total Consolidated
As of March 31, 2006
BALANCE SHEET:
Current Assets, including intercompany accounts	$21,909	$10,626	$(10,923)	$21,612
Property and Equipment, net	45,399	37,969	—	83,368
Goodwill and Other Intangibles	14,815	15,838	—	30,653
Other assets (liabilities), including intercompany accounts	45,615	562	(44,569)	1,608
	$127,738	$64,995	$(55,492)	$137,241

Current Liabilities	$13,085	$19,398	$(10,923)	$21,560
Long-term debt, less current portion	174,756	—	—	174,756
Gaming equipment financing, less current portion	1,693	992	—	2,685
Fair value of interest rate swaps	35	36	—	71
Members’ (Deficit) Equity	(61,831)	44,569	(44,569)	(61,831)
	$127,738	$64,995	$(55,492)	$137,241

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

9.                                      Consolidating Condensed Financial Information (Cont’d)

	RBG	Guarantor Subsidiaries	Eliminations	Total Consolidated
As of December 31, 2005
BALANCE SHEET:
Current Assets, including intercompany accounts	$18,415	$6,911	$(10,107)	$15,219
Property and Equipment, net	46,783	37,614		84,397
Goodwill and Other Intangibles	15,047	16,146		31,193
Other Assets (liabilities), including intercompany accounts	44,384	716	(43,062)	2,038
	$124,629	$61,387	$(53,169)	$132,847

Current Liabilities	$15,854	$17,020	$(10,107)	$22,767
Long-term debt, less current portion	172,333	—		172,333
Gaming equipment financing, less current portion	2,100	1,206		3,306
Fair value of interest rate swaps	96	99		195
Members’ (Deficit) Equity	(65,754)	43,062	(43,062)	(65,754)
	$124,629	$61,387	$(53,169)	$132,847

For the three-months ended March 31, 2006
STATEMENT OF OPERATIONS
Net Revenues	$15,300	$15,043	$—	$30,343
Operating Expenses:
Casino	4,620	3,441	—	8,061
Food and beverage	2,426	2,175	—	4,601
Hotel	520	695	—	1,215
Other	1,744	1,347	—	3,091
General and administrative	3,795	4,331	—	8,126
Depreciation and amortization	1,645	1,383	—	3,028
Loss on sale of assets	—	92	—	92
	14,750	13,464	—	28,214
Operating income	550	1,579	—	2,129
Income from investment in subsidiary	1,507	—	(1,507)	—
Change in fair value of swap	26	63	—	89
Interest expense	(102)	(64)	—	(166)
Total other income (expense)	1,431	(1)	(1,507)	(77)
Income before cumulative change in accounting principle	1,981	1,578	(1,507)	2,052
Cumulative effect of change in accounting principle	(125)	(71)	—	(196)
Net income	$1,856	$1,507	$(1,507)	$1,856

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

9.                                      Consolidating Condensed Financial Information (Cont’d)

STATEMENT OF CASH FLOWS
Net cash provided by operating activities	$2,827	$3,589	$—	$6,416
Net cash used in investing activities	(158)	(1,339)	—	(1,497)
Net cash used in financing activities	(969)	(316)	—	(1,285)

For the three-months ended March 31, 2005
STATEMENT OF OPERATIONS
Net Revenues	$14,735	$14,544	$—	$29,279
Operating Expenses:
Casino	4,126	3,586	—	7,712
Food and beverage	2,410	2,283	—	4,693
Hotel	652	749	—	1,401
Other	2,091	1,588	—	3,679
General and administrative	3,464	3,469	—	6,933
Depreciation and amortization	1,081	783	—	1,864
Loss on sale of assets	17	—	—	17
	13,841	12,458	—	26,299
Operating income	894	2,086	—	2,980
Income from investment in subsidiary	2,150	—	(2,150)	—
Change in fair value of swap	120	286	—	406
Other	(32)	—	—	(32)
Interest expense	(123)	(222)	—	(345)
Total other income	2,115	64	(2,150)	29
NET INCOME	$3,009	$2,150	$(2,150)	$3,009

STATEMENT OF CASH FLOWS
Net cash provided by operating activities	$3,480	$5,656	$—	$9,136
Net cash used in investing activities	(1,581)	(1,368)	—	(2,949)
Net cash used in financing activities	(994)	(1,020)	—	(2,014)

B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Condensed Balance Sheets
(in thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,827	$6,211
Accounts receivable, net	320	155
Related company receivables	2,443	122
Inventories	399	392
Prepaid expenses	1,308	1,361
Total current assets	11,297	8,241
Property and equipment, net	11,210	11,155
Goodwill and other intangible assets, net	11,234	11,568
Deferred financing fees	1,082	1,129
Other assets	18	15
Total assets	$34,841	$32,108

Liabilities and Stockholder’s Deficit
Current liabilities:
Current portion of long-term debt	$124	$174
Current portion of gaming equipment financing	1,805	1,647
Accounts payable	1,115	843
Accrued liabilities	6,134	10,245
Related company payable	2,682	418
Total current liabilities	11,860	13,327
Gaming equipment financing, less current portion	1,622	2,063
Long-term debt, less current portion	174,756	172,333
Fair value of interest rate swaps	71	195
Commitments and contingencies
Stockholder’s deficit:
Common stock, no par value; authorized 2,500 shares, 100 shares issued and 88 shares outstanding	—	—
Retained earnings	3,483	2,613
Treasury stock, at cost	(700)	(700)
Deemed distribution	(156,251)	(157,723)
Total stockholder’s deficit	(153,468)	(155,810)
Total liabilities and stockholder’s deficit	$34,841	$32,108

The accompanying notes are an integral part of these condensed financial tatements.

B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Condensed Statements of Operations (unaudited)

(in thousands)

	Three Months ended
	March 31,	March 31,
	2006	2005

Revenues
Casino	$9,753	$8,948
Food and beverage	3,253	3,115
Hotel	2,647	2,264
Other	735	703
Total revenues	16,388	15,030
Less-promotional allowances	(2,356)	(2,035)
Net revenues	14,032	12,995
Operating expenses:
Casino	3,446	3,723
Food and beverage	1,958	1,753
Hotel	541	627
Other	354	373
Related company rent	1,575	1,575
General and administrative	3,418	3,276
Depreciation and amortization	1,295	647
Total operating expenses	12,587	11,974
Operating income	1,445	1,021
Other income (expense):
Interest expense	(575)	(560)
Net income	$870	$461

The accompanying notes are an integral part of these condensed financial statements.

B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Condensed Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended
	March 31,	March 31,
	2006	2005

Cash flows from operating activities:
Net income	$870	$461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,295	647
Amortization of deferred financing fees	48	48
Interest expense on gaming equipment financing	21	43
Change in operating assets and liabilities:
Accounts and related company receivables, net	(2,486)	95
Inventories	(7)	35
Prepaid expenses	53	(52)
Accounts payable, accrued liabilities and related company payables	2,196	1,282
Net cash provided by operating activities	1,990	2,559

Cash flows from investing activities:
Capital expenditures	(1,016)	(226)
Net cash used in investing activities	(1,016)	(226)

Cash flows from financing activities:
Payment of long-term debt	(49)	(46)
Payment on gaming equipment financing	(304)	(216)
Change in other assets	(5)	(267)
Net cash used in financing activities	(358)	(529)
Net increase in cash and cash equivalents	616	1,804
Cash and cash equivalents at beginning of year	6,211	5,918
Cash and cash equivalents at end of period	$6,827	$7,722

The accompanying notes are an integral part of these condensed financial statements.

B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Condensed Statements of Cash Flows (unaudited) (continued)

(in thousands)

	Three months ended
	March 31,	March 32,
	2006	2005

Supplemental cash flow disclosure:

Cash paid for interest	$1,022	$6

Acquisition of assets with gaming equipment financing	$—	$3,234

The accompanying notes are an integral part of these condensed financial statements.

B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Notes to Condensed Financial Statements (unaudited)

March 31, 2006

1.                                      Basis of Presentation and Background

B & B B, Inc. (the “Company” or “B&BB”) is a Nevada corporation formed on December 7, 1989 for the purpose of operating the Virgin River Hotel/Casino/Bingo (“Virgin River”) located in Mesquite, Nevada. The Company’s shares are 100.0% owned by Randy Black, Sr. (“Mr. Black”). The hotel portion of the facility commenced operations on June 1, 1990, and the casino portion commenced operations on September 1, 1990. The land and buildings are owned by Virgin River Casino Corporation (“VRCC”), a Nevada corporation which is also 100% owned by Mr. Black and leased to B&BB. Certain personal property including furniture and fixtures, leasehold improvements within the casino, and gaming equipment are owned by B&BB.

Interim Financial Statements — The accompanying unaudited condensed consolidated financial statements for the three-month period ended March 31, 2006 and 2005 are unaudited.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for such periods, have been included.  The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements filed on Form 10-K for the year ended December 31, 2005.  The results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other period.

2.             Related Company Receivables and Payables

The related company receivable of the Company consists of the following (in thousands):

	March	December 31,
	2006	2005
	(unaudited)
Virgin River Casino Corp.	$2,443	$106
RBG, LLC	—	8
Casablanca Resorts, LLC	—	8
Related company receivables	$2,443	$122

The related company payable of the Company consists of the following (in thousands):

	March	December 31,
	2006	2005
	(unaudited)
Virgin River Casino Corp.	$—	$14
RBG, LLC	1,083	271
Casablanca Resorts, LLC	1,599	133
Related company payable	$2,682	$418

The transactions between the Company and the entities above are based on informal arrangements.  At March 31, 2006 and December 31, 2005, there are no specific payment terms nor do any of the receivables require the payment of any interest.

B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Notes to Condensed Financial Statements (unaudited)

3.                                      Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
	(unaudited)
Buildings	285	285
Land and leasehold improvements	3,741	3,741
Furniture, fixtures and equipment	26,001	25,964
Construction in progress	1,872	893
	31,899	30,883
Less–accumulated depreciation and amortization	(20,689)	(19,728)
Property and equipment, net	$11,210	$11,155

As a result of the third party business valuation that was conducted in the fourth quarter of 2005, the Company has re-evaluated the useful lives of their slot machines and effective January 1, 2006, has changed that estimate from seven years to five years.

4.                                      Long-term Debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
	(unaudited)
Revolving credit facility totaling $15 million with Wells Fargo Foothill, at a margin above prime or LIBOR, as defined; collateralized by substantially all real and personal property, leases, intangibles and other interests of the Companies as defined.	$3,000	$2,000
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	125,000	125,000
12 ¾% senior subordinated notes, non-cash interest will accrue at an annual rate of 12 ¾% in the form of increase accreted value until January 15, 2009. Beginning January 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	46,756	45,333
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $17 at an interest rate of 6.97%, due June 2006	124	174
	174,880	172,507
Less—current portion	(124)	(174)
Total long-term debt	$174,756	$172,333

Foothill Facility

The Wells Fargo Foothill credit facility (“Foothill Facility’) is secured by substantially all the assets of the Companies. During the life of the Foothill Facility, the Companies may borrow up to the lesser of (1) $15.0 million less the Letter of Credit Usage, as defined, less the Bank Product Reserve, as defined, or (2) the Borrowing Base, as defined, less the Letter of Credit Usage.  At March 31, 2006, the Bank Product Reserve was approximately $102,000 and is based on the fair market value at March 31, 2006 of the interest rate swap owed to Wells Fargo Foothill, Inc.  Accordingly, the availability under the Foothill Facility at March 31, 2006 was limited to $11.9 million.

B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Notes to Condensed Financial Statements (unaudited)

4.                                      Long-term Debt (cont’d)

Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, which is 3.5%, or the Base Rate, as defined, plus the Base Rate Margin, which is 2%.  LIBOR was approximately 5.3% at March 31, 2006.  The Foothill Facility also contains certain financial and other covenants.  These include a minimum trailing twelve-month Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $15,000,000 for the Companies and limitations on other indebtedness and capital expenditures, as defined.  The Companies were in compliance with these covenants at March 31, 2006 and December 31, 2005.

The outstanding balance on the Foothill Facility is a joint and several obligation of the Companies. The condensed balance sheet of the Company reflects the full obligation of the Foothill Facility at March 31, 2006 with the amount recorded on the consolidated balance sheet of VRCC recognized as a deemed distribution to reflect the net obligation of the Foothill Facility on the balance sheet of the Company at March 31, 2006. At March 31, 2006, the net amount of the Foothill Facility recorded on the Company’s balance sheet is $0.

Senior Secured and Senior Subordinated Notes

In December 2004, as part of an ownership buyout (the “Buyout”), the VRCC, RBG and B&BB (the “Issuers”) issued $125.0 million of 9% senior secured notes (“Senior Notes”) due on January 15, 2012 and $39.9 million in gross proceeds of 12¾% senior subordinated notes (“Senior Sub Notes”) due January 15, 2013 (collectively the “Notes”).  The Notes are joint and several obligations of the Issuers and all current and future subsidiaries of the Issuers.  Although the Notes are joint and several obligations of the Issuers, the allocation of the balance of the Notes to the individual balance sheets of B&BB, VRCC and RBG was according to the flow of funds at the date of the Buyout with the proceeds of the Senior Notes necessary to purchase the interests of B&BB recorded on the balance sheet of B&BB and the remaining proceeds of the Senior Notes and Senior Sub Notes recording on the balance sheet of VRCC.  The condensed balance sheet of the Company reflects the full obligation of the Notes at March 31, 2006 with an amount that is recorded on the consolidated balance sheet of VRCC recognized as a deemed distribution to reflect the net obligation of the Notes recorded on the balance sheet of the Company at March 31, 2006. At March 31, 2006, the net amount of the Notes recorded on the Company’s balance sheet is $20.6 million.

The Senior Notes pay interest semiannually while the Senior Sub Notes accrue interest in the form of increased accreted value until January 15, 2009, when the carrying book value of the Senior Sub Notes will be $66.0 million.  At that point the Senior Sub Notes will pay interest semiannually on the same dates as the Senior Notes.

The indentures (the “Indentures”) governing the Issuers’ Notes contain certain customary financial and other covenants, which limit the Issuers’ ability to incur additional debt.  The Indentures provide that the Issuers may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, on a pro-forma basis after the incurrence of the additional indebtedness is at least 2.00 to 1.00. As of March 31, 2006, the Issuers have incurred $0 of additional indebtedness as defined.

B & BB, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Notes to Condensed Financial Statements (unaudited) (continued)

4.                                      Long-term Debt (cont’d)

The Indentures also contain other covenants which limit the ability of the Issuers and guarantors under the Indentures (the “Guarantors”), as defined, to pay dividends, redeem stock, or make other distributions, make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined in the Indentures.  There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries.  The Issuers were in compliance with these covenants at March 31, 2006 and December 31, 2005.

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

Gaming equipment financing consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
	(unaudited)
Gaming equipment financing to purchase 273 games, no payments for one year and monthly payments of $145 for 24 months beginning February 2006	$2,955	$3,183
Gaming equipment financing to purchase 20 games, monthly payments of $7 for 36 months beginning April 2005	150	167
Gaming equipment financing to purchase 35 games, no payments for one year and monthly payments of $8 for 24 months beginning January 2006	159	176
Gaming equipment financing to purchase 4 games, monthly payments of $1 for 36 months beginning April 2005	28	32
Gaming equipment financing to purchase 20 games, monthly payments of $7 for 36 months beginning April 2005	135	152
	3,427	3,710
Less current portion	(1,805)	(1,647)
Gaming equipment financing, long-term portion	$1,622	$2,063

B & BB, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Notes to Condensed Financial Statements (unaudited) (continued)

6.                                      Related Party Transactions

Virgin River Foodmart, Inc. (“Foodmart”), a Nevada corporation, is owned by Mr. Black and former shareholders of the Company and VRCC. Participants in the Company’s slot club program are able to redeem their points for gasoline at the Foodmart.  Foodmart charges the Company the retail amount of gas purchased with player points.  For the three-month periods ended March 31, 2006 and 2005, Foodmart has charged the Company $17,000 and $58,000, respectively, for gasoline purchased with points from the Company’s slot club program.

Black, LoBello & Pitegoff is a law firm managed by the daughter of Mr. Black. The Company retains Black, LoBello & Pitegoff as outside legal counsel, and have paid legal fees for legal services in the amount of $14,000 and $0 for the three-month periods ended March 31, 2006 and 2005, respectively.

Gaming Research is a consulting firm retained to perform marketing research for the Company.  The principal of Gaming Research is the father of the Company’s chief operating officer.  Gaming research received consulting fees of $43,000 and $0 during the three-months ended March 31, 2006 and 2005, respectively

Pursuant to the indenture, Mr. Black is entitled to a management fee for his management of the Company’s business of up to 5% of EBITDA, as defined.  The Company has expensed $110,000 and $96,000 during the three-month periods ended March 31, 2006 and 2005, respectively, associated with this management fee.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We own and operate the CasaBlanca Hotel & Casino (the “Casablanca”), the Oasis Hotel and Casino (the “Oasis”) and the Virgin River Hotel & Casino (the “Virgin River”) in Mesquite, Nevada, which is located approximately 80 miles north of Las Vegas. We own three of the four casinos operating in Mesquite and our properties have a dominant market share in Mesquite. Our properties are well established, each having been in operation for at least nine years, and serve as significant drive-in gaming and resort destinations. Our properties collectively feature over 2,200 slot machines, 75 table games, and 2,100 deluxe hotel rooms, and offer extensive amenities, including championship golf courses, full service spas, a bowling center, movie theaters, restaurants, and banquet and conference facilities. With each of our properties, we leverage our extensive value-oriented amenities and emphasis on slot play to target middle market gaming customers.

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

Our entities are classified as “flow-through” entities under the partnership or Subchapter S provisions of the Internal Revenue Code of 1986, as amended. Under those provisions, the owners of the companies pay or are responsible for reporting our taxable income on their separate returns. Accordingly, a provision for income taxes is not included in our financial statements.

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

B & B B, Inc., a Nevada corporation, was formed in December 1989 in connection with the construction and development of the Virgin River. B & B B, Inc. operates the hotel casino and owns certain personal property including furniture and fixtures, leasehold improvements and gaming equipment within the casino. Virgin River Casino Corporation, a Nevada corporation, was formed in July 1988 in connection with the construction of the Virgin River. Virgin River Casino Corporation currently owns the land and buildings associated with the Virgin River as well as the Virgin River Convention Center

(formerly known as the Mesquite Star Hotel & Casino). Virgin River Casino Corporation generates income from rents received from B & B B, Inc., which operates the Virgin River.

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

In order to offer our customers attractive and modern facilities, we plan to continue to renovate our facilities, add amenities and remodel and expand some of our restaurants. In particular, in the future we plan to (i) add a restaurant, and an additional movie theater, and remodel the coffee shop at the Virgin River, and (ii) add a convention facility, expand and remodel the spa facility, and recondition the parking lot at the Oasis. For 2006, we plan to spend an aggregate of approximately $0.6 million in capital expenditures for a consolidation of our laundry operation, and for a new property management and back office computer system. Furthermore, to accommodate long-term market growth and high hotel occupancy rates, we plan to spend approximately $21.0 million in capital expenditures for the development and construction of a new 150 to 160 room hotel tower and convention center that will begin in the second half of 2006 and continue through the second half of 2007.

Key Performance Indicators

Our operating results are highly dependent on the volume of customers at our properties, which in turn impacts the price we can charge for our hotel rooms and other amenities. We generate a significant portion of our operating income from the gaming and hotel portions of our operations. Key performance indicators in our gaming and hotel operations are as follows:

Gaming revenue indicators — table games drop and slot handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games win percentage is in the range of 15% to 18% of table games drop and our normal slot win percentage is in the range of 5% to 6% of slot handle.

Hotel revenue indicators — hotel occupancy (volume indicator); average daily rate (“ADR,” price indicator); revenue per available room (“REVPAR”), a summary measure of hotel results, combining ADR and occupancy rate.

Most of our revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our industry is capital intensive and we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

Our results of operations tend to be seasonal in nature. Typically, 54% of our operating income is generated in the first quarter and 39% is generated in the second quarter with the remainder being generated during the final half of the year.

Financial Highlights of Virgin River Casino Corporation

For the Three-Months Ended March 31, 2005 and 2006 (unaudited) (in thousands)

	Three-months ended March 31,		%
	2005	2006	Change
Casino revenues	$15,996	$17,319	8.3%
Casino expenses	7,712	8,061	4.5%
Profit margin	51.8%	53.5%	—

Food and beverage revenues	$7,895	$7,984	1.1%
Food and beverage expenses	4,693	4,601	(2.0)%
Profit margin	40.6%	42.4%	—

Hotel revenues	$5,341	$6,627	24.1%
Hotel expenses	1,584	1,389	(12.3)%
Profit margin	70.3%	79.0%	—

Other revenues	$6,838	$6,834	(0.1)%
Other expenses	3,679	3,091	(16.0)%

Promotional allowances	$4,867	$6,573	35.1%
Percent of gross revenues	13.5%	17.0%	—

General and administrative expenses	$6,993	$8,170	16.8%
Percent of net revenues	22.4%	25.4%	—

Three-months ended March 31, 2006 compared to the three-months Ended March 31, 2005

Consolidated Net Revenues. Consolidated net revenues increased by 3.2% to $32.2 million for the three-months ended March 31, 2006 as compared to $31.2 million for the three-months ended March 31, 2005. The increase was primarily due to a $1.3 million increase in casino revenues, a $1.3 million increase in hotel revenues and a $0.1 million increase in food and beverage revenues offset by a $1.7 million increase in promotional allowances.

Consolidated Operating Income. Consolidated operating income decreased by 21.0% to $3.4 million for the three-months ended March 31, 2006 as compared to $4.3 million for the three-months ended March 31, 2005. In addition, our operating income margin decreased to 10.5% of net revenues for the three-months ended March 31, 2006 as compared to 13.7% of net revenues for the three-months ended March 31, 2005.  The main reason for the decrease was due to a $1.2 million increase in depreciation and amortization expense in the current period.

Casino. Casino revenues increased 8.3% to $17.3 million for the three-months ended March 31, 2006 as compared to $16.0 million for the three-months ended March 31, 2005. The increase in casino revenues was due to the increase in slot revenues, which increased $1.0 million between periods as coin-in decreased $18.9 million on an increased overall hold for the three-months ended March 31, 2006 compared to the same period in the prior year. Table games revenues increased $0.5 million for the three months ended March 31, 2006 as compared to the same period in the prior year as drop increased $0.7 million between periods.  Casino profit margin increased to 53.5% for the three-months ended March 31, 2006 as compared to 51.8% for three-months ended March 31, 2005. The increase in casino profit margin is primarily due to most costs remaining relatively flat, with the exception of gaming taxes and advertising and promotions for the three-months ended March 31, 2006 compared to the three-months ended March 31, 2005. Overall casino expenses increased 4.5% for the three-months ended March 31, 2006 compared to the same period in the prior year.

Food and Beverage. Food and beverage revenues increased by 1.1% to $8.0 million for the three-months ended March 31, 2006 as compared to $7.9 million for the three-months ended March 31, 2005. Food and beverage expenses decreased 2% to $4.6 million for the three-month ended March 31, 2006 as compared to $4.7 million for the three-months ended March 31, 2005.

Hotel. Hotel revenues increased 24.1% to $6.6 million for the three-months ended March 31, 2006 as compared to $5.3 million for the three-months ended March 31, 2005. Overall occupied rooms were down approximately 9,500 room nights for the three-months ended March 31, 2006 compared to the three-months ended March 31, 2005.  The average ADR increased at the Casablanca to $81 during the three-months ended March 31, 2006 compared to $50 in the same period of the prior year and at the Oasis to $47 during the three-months ended March 31, 2006 from $41 during the same period in the prior year.  Hotel expenses decreased 12.3% to $1.4 million for the three-months ended March 31, 2006 compared $1.6 million to for the three-months ended March 31, 2005 due to the decrease in occupied rooms.  As a result, hotel profit margin increased to 79.0% for the three-months ended March 31, 2006 from 70.3% in the prior three-month period ended March 31, 2005.

Other Revenues. Other revenues remained relatively flat at $6.8 million for the three-months ended March 31, 2006 and 2005.  Other expenses decreased 16.0% to $3.1 million for the three-months ended March 31, 2006 as compared to $3.7 million for the three-months ended March 31, 2005.

Promotional Allowances. Promotional allowances increased by 35.1% to $6.6 million for the three-months ended March 31, 2006 as compared to $4.9 million for the three-months ended March 31, 2005. As a percent of gross revenues, promotional allowances increased to 17.0% for the three-months ended March 31, 2006 as compared to 13.5% for the three-months ended March 31, 2005 as we focused our marketing attention on our better gaming customers.

General and Administrative (“G&A”).  G&A expenses increased by 16.8% to $8.2 million for the three-months ended March 31, 2006 as compared to $7.0 million for the three-months ended March 31, 2005. As a percent of net revenues, G&A expenses increased to 25.4% for the three-months ended March 31, 2006 as compared to 22.4% for the three-months ended March 31, 2005. G&A expenses increased due to a $0.3 million increase in advertising expenses, a $0.2 million increase in utilities, a $0.4 million increase in salaries and increases in bonuses and management fees offset by a $0.1 million decrease in medical expenses.

Depreciation and Amortization. Depreciation and amortization increased to $3.4 million for the three-months ended March 31, 2006 compared to $2.2 million for the three-months ended March 31, 2005. The increase was due to the purchase of additional gaming equipment and an increase in the depreciable asset base due to an ownership buyout (the “Buyout”) on December 20, 2004.

Interest Expense. Interest expense increased to $4.4 million for the three-months ended March 31, 2006 as compared to $4.3 million in the prior year due to an increase in our average outstanding borrowings during the three-months ended March 31, 2006 compared to the same period in the prior year.

Change in Fair Value of Swaps. Change in fair value of swaps decreased to income of $0.1 million during the three-months ended March 31, 2006 compared to income of $0.6 million in the same period of the prior year.  The decrease in income is due to a decrease in the average notional amount of the swaps outstanding.

Cumulative effect of change in accounting principle. We adopted the provisions of SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” The adoption of SFAS 152 resulted in an increase in our allowance for possible credit losses of $0.2 million during the three-months ended March 31, 2006 compared to $0 in the same period in the prior year.

Liquidity and Capital Resources

Cash Flows and Credit Facility

Our primary sources of liquidity and capital resources have been cash flow from operations and our credit facility.  As of March 31, 2006 and December 31, 2005, cash and cash equivalents were $13.0 million and $9.4 million, respectively.

Operating Activities

Cash provided by operating activities for the three-months ended March 31, 2006 was $5.4 million compared to $8.9 million for the three-months ended March 31, 2005. The $3.5 million decrease was primarily due to a $4.6 million increase in cash paid for interest offset by a $0.3 million increase in operating income (excluding depreciation and amortization expense and other noncash charges) and a $0.8 million increase in our overall net current payables and receivables during the three-month period ended March 31, 2006 compared to the same period in the prior year.

Investing Activities

Cash used in investing activities for the three-months ended March 31, 2006 was $1.5 million compared to $3.2 million for the three-months ended March 31, 2005. The majority of cash used in investing activities was related to capital expenditures for laundry equipment and slot machines and related equipment.

Financing Activities

Cash used in financing activities for the three-months ended March 31, 2006 was $0.3 million compared to $1.9 million for the three-months ended March 31, 2005. For the three-months ended March 31, 2006, $0.5 million represented a decrease in the bank overdraft balance, $2.2 million related to payments on long-term debt associated with our credit facility with Wells Fargo Foothill (the “Foothills Facility”), equipment financing and time share financing and $0.4 million related to payments on gaming equipment financing.  These financing outflows were offset by $3.0 million of borrowings on the Foothills Facility.  For the three-months ended March 31, 2005, $1.5 million represented a decrease in the bank overdraft balance, $0.4 million related to payments on long-term debt associated with equipment and time share financing, $0.1 million related to payments on gaming equipment financing, $0.1 million  related to payments on deposits, and $0.1 million related to payment of debt issuance costs associated with our 9% senior secured notes due January 15, 2012 (the “Senior Notes”), our 12 3/4 senior subordinated notes due January 15, 2013 (the “Senior Sub Notes”), and our new senior secured credit facility.  These financing outflows were offset by $0.2 million of borrowings on the Foothills Facility and $0.1 million of borrowings associated with our time share financing.

Financial Highlights of RBG, LLC (doing business as CasaBlanca Resort/Casino/Golf/Spa), CasaBlanca Resorts, LLC (doing business as Oasis Resort & Casino) and subsidiaries

For the Three-Months Ended March 31, 2005 and 2006 (unaudited) (in thousands)

	Quarter ended March 31,		%
	2005	2006	Change
Casino revenues	$15,996	$17,319	8.3%
Casino expenses	7,712	8,061	4.5%
Profit margin	51.8%	53.5%	—

Food and beverage revenues	$7,895	$7,984	1.1%
Food and beverage expenses	4,693	4,601	(2.0)%
Profit margin	40.6%	42.4%	—

Hotel revenues	$5,057	$6,376	26.1%
Hotel expenses	1,401	1,215	(13.3)%
Profit margin	72.3%	80.9%	—

Other revenues	$5,185	$5,183	—
Other expenses	3,679	3,091	(15.9)%

Promotional allowances	$4,854	$6,519	34.3%
Percent of gross revenues	14.2%	17.7%	—

General and administrative expenses	$6,933	$8,126	17.2%

Percent of net revenues	23.7%	26.8%	—

Three-months ended March 31, 2006 compared to the three-months Ended March 31, 2005

Consolidated Net Revenues.  Consolidated net revenues increased by 3.6% to $30.3 million for the three-months ended March 31, 2006 as compared to $29.3 million for the three-months ended March 31, 2005. The increase was primarily due to a $1.3 million increase in casino revenues, a $1.3 million increase in hotel revenues and a $0.1 million increase in food and beverage revenues.

Consolidated Operating Income.  Consolidated operating income decreased by 28.6% to $2.1 million for the three-months ended March 31, 2006 as compared to $3.0 million for the three-months ended March 31, 2005. In addition, our operating income margin decreased to 7.0% of net revenues for the three-months ended March 31, 2006 as compared to 10.2% of net revenues for the three-months ended March 31, 2005.  The main reason for the decrease was due to a $1.2 million increase in depreciation and amortization expense in the current period.

Casino.  Casino revenues increased 8.3% to $17.3 million for the three-months ended March 31, 2006 as compared to $16.0 million for the three-months ended March 31, 2005. The increase in casino revenues was due to the increase in slot revenues, which increased $1.0 million between periods as coin-in decreased $18.9 million on an increased overall hold for the three-months ended March 31, 2006 compared to the same period in the prior year. Table games revenues increased $0.5 million for the three months ended March 31, 2006 as compared to the same period in the prior year as drop increased $0.7 million between periods.  Casino profit margin increased to 53.5% for the three-months ended March 31, 2006 as compared to 51.8% for three-months ended March 31, 2005. The increase in casino profit margin is primarily due to most costs remaining relatively flat, with the exception of gaming taxes and advertising and promotions for the three-months ended March 31, 2006 compared to the three-months ended March 31, 2005. Overall casino expenses increased 4.5% for the three-months ended March 31, 2006 compared to the same period in the prior year.

Food and Beverage. Food and beverage revenues increased by 1.1% to $8.0 million for the three-months ended March 31, 2006 as compared to $7.9 million for the three-months ended March 31, 2005. Food and beverage expenses remained relatively flat at $4.6 million for the three-months ended March 31, 2006 as compared to $4.7 million for the three months ended March 31, 2005.

Hotel.  Hotel revenues increased by 26.1% to $6.4 million for the three-months ended March 31, 2006 as compared to $5.1 million for the three-months ended March 31, 2005.  Overall occupied rooms were down 8,200 room nights for the three-months ended March 31, 2006 compared to the three-months ended March 31, 2005.  The average ADR increased at the Casablanca to $81 during the three-months ended March 31, 2006 compared to $50 in the same period of the prior year and at the Oasis to $47 during the three-months ended March 31, 2006 from $41 during the same period in the prior year.  Hotel expenses decreased 13.3% to $1.2 million for the three-months ended March 31, 2006 compared $1.4 million for the three-months ended March 31, 2005.  Hotel profit margin increased to 80.9% for the three-months ended March 31, 2006 from 72.3% in the prior three-month period ended March 31, 2005.

Other Revenues.  Other revenues remained relatively flat at $5.2 million for the three-months ended March 31, 2006 as compared to the prior year.  Other expenses decreased 15.9% to $3.1 million for the three-months ended March 31, 2006 as compared to $3.7 million for the three-months ended March 31, 2005.

Promotional Allowances.  Promotional allowances increased by 34.3% to $6.5 million for the three-months ended March 31, 2006 as compared to $4.9 million for the three-months ended March 31, 2005. As a percent of gross revenues, promotional allowances increased to 17.7% for the three-months ended March 31, 2006 as compared to 14.2% for the three-months ended March 31, 2005 as we focused our marketing attention on our better gaming customers.

General and Administrative.  G&A expenses increased by 17.2% to $8.1 million for the three-months ended March 31, 2006 as compared to $6.9 million for the three-months ended March 31, 2005. As a percent of net revenues, G&A expenses increased to 26.8% for the three-months ended March 31, 2006 as compared to 23.7% for the three-months ended March 31, 2005.  G&A expenses increased due to a $0.3 million increase in advertising expenses, a $0.2 million increase in utilities, a $0.4 million increase in salaries and bonuses and management fees offset by a $0.1 million decrease in medical expenses.

Depreciation and Amortization. Depreciation and amortization increased to $3.0 million for the three-months ended March 31, 2006 compared to $1.9 million for the three-months ended March 31, 2005. The increase was due to an increase in the depreciable asset base due to the purchase of gaming equipment and the Buyout on December 20, 2004.

Interest Expense. Interest expense decreased to $0.2 million for the three-months ended March 31, 2006 compared to $0.4 million for the three-months ended March 31, 2005.  The decrease was due to a decrease in our average outstanding borrowings during the three-months ended March 31, 2006 compared to the three-months ended March 31, 2006.

Change in Fair Value of Swaps. Change in fair value of swaps decreased to income of $0.1 million during the three-months ended March 31, 2006 compared to income of $0.4 million in the same period of the prior year.  The decrease in income is due to a decrease in the average notional amount of the swap outstanding.

Cumulative effect of change in accounting principle. We adopted the provisions of SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” The adoption of SFAS 152 resulted in an increase in our allowance for possible credit losses of $0.2 million during the three-months ended March 31, 2006 compared to $0 in the same period in the prior year.

Liquidity and Capital Resources

Cash Flows and Credit Facility

Our primary sources of liquidity and capital resources have been cash flow from operations and our credit facility.  As of March 31, 2006 and December 31, 2005, cash and cash equivalents were $11.4 million and $7.8 million, respectively.

Operating Activities

Cash provided by operating activities for the three-months ended March 31, 2006 was $6.4 million compared to $9.1 million for the three-months ended March 31, 2005. The $2.4 million decrease was primarily due to a $0.4 million increase in operating income (excluding depreciation and amortization expense and other noncash charges) during the three-months ended March 31, 2006 compared to the prior period offset by $2.8 million increase in receivables mainly attributable to related company amounts owed from B & B B, Inc.

Investing Activities

Cash used in investing activities for the three-months ended March 31, 2006 was $1.5 million compared to $2.9 million for the three-months ended March 31, 2005. The majority of cash used in investing activities was related to capital expenditures for laundry equipment and slot machines and related equipment.

Financing Activities

Cash used in financing activities during the three-months ended March 31, 2006 was $1.3 million compared to $2.0 million for the three-months ended March 31, 2005.  For the three-months ended March 31, 2006, $0.5 million represented a decrease in the bank overdraft balance, $0.2 million related to payments on long-term debt associated with equipment and time share financing and $0.4 million related to payments on gaming equipment financing.  For the three-months ended March 31, 2005, $1.5 million represented a decrease in the bank overdraft balance, $0.4 million related to payments on long-term debt associated with equipment and time share financing, $0.1 million related to payments on gaming equipment financing, and $0.1 were related to payments on deposits.  These financing outflows were offset by $0.1 million of borrowings associated with our time share financing.

Financial Highlights of B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

For the Three-Months Ended March 31, 2005 and 2006 (unaudited) (in thousands)

	Three-months ended March 31,		%
	2005	2006	Change
Casino revenues	$8,948	$9,753	9.0%
Casino expenses	3,723	3,446	(7.4)%
Profit margin	58.4%	64.7%	—

Food and beverage revenues	$3,115	$3,253	4.4%
Food and beverage expenses	1,753	1,958	11.7%
Profit margin	43.7%	39.8%	—

Hotel revenues	$2,264	$2,647	16.9%
Hotel expenses	627	541	(13.7)%
Profit margin	72.3%	79.6%	—

Other revenues	$703	$735	4.6%
Other expenses	373	354	(5.1)%

Promotional allowances	$2,035	$2,356	15.8%
Percent of gross revenues	13.5%	14.4%	—

General and administrative expenses	$4,851	$4,993	2.9%
Percent of net revenues	37.3%	35.6%	—

Three-months ended March 31, 2006 compared to the three-months ended March 31, 2005

Combined Net Revenues. Net revenues increased by 8.0% to $14.0 million for the three-months ended March 31, 2006 as compared to $13.0 million for the three-months ended March 31, 2005. The increase was primarily due to a $0.8 million increase in casino revenues, a $0.1 million increase in food and beverage revenues, and a $0.4 million increase in hotel revenues, offset by a $0.3 million increase in promotional allowances.

Combined Operating Income. Operating income increased by 41.5% to $1.4 million for the three-months ended March 31, 2006 as compared to $1.0 million for the three-months ended March 31, 2005. In addition, our operating income margin increased to 10.3% of net revenues for the three-months ended March 31, 2006 as compared to 7.9% of net revenues for the three-months ended March 31, 2005.

Casino. Casino revenues increased 9.0% to $9.8 million for the three-months ended March 31, 2006 as compared to $8.9 million for the three-months ended March 31, 2005. The increase in casino revenues was due to the increase in slot revenues, which increased $0.7 million between periods as coin-in increased $6.9 million on an increased overall hold for the three-months ended March 31, 2006 compared to the same period in the prior year. Table games revenues increased $0.1 million for the three months ended March 31, 2006 as compared to the same period in the prior year as drop increased $0.4 million between periods.  Overall casino expenses decreased 7.4% for the three-months ended March 31, 2006 compared to the same period in the prior year due mainly to a decrease in labor costs. Casino profit margin increased to 64.7% for the three-months ended March 31, 2006 as compared to 58.4% for three-months ended March 31, 2005 as result of the increased revenues and decreased expenses.

Food and Beverage. Food and beverage revenues increased by 4.4% to $3.3 million for the three-months ended March 31, 2006 as compared to $3.1 million for the three-months ended March 31, 2005. Food and beverage expenses increased to $2.0 million for the three-months ended March 31, 2006 as compared to $1.8 million for the three-months ended March 31, 2005.  Our food and beverage profit margin decreased to 39.8% of net revenues for the three-months ended March 31, 2006 as compared to 43.7% of net revenues for the same period in the prior year.

Hotel. Hotel revenues increased by 16.9% to $2.6 million for the three-months ended March 31, 2006 as compared to $2.3 million for the three-months ended March 31, 2005. The hotel revenues increased due to an increase in the average daily rate of $10.00 on 3,700 fewer occupied rooms during the three-months ended March 31, 2006 compared to the same period in the prior year.  Hotel expenses decreased 13.7% to $0.5 million for the three-months ended March 31, 2006 as compared to $0.6 million for the three months ended March 31, 2005 due to the decrease in occupied rooms.  As a result, hotel profit margin increased to 79.6% for the three-months ended March 31, 2006 from 72.3% in the same period of the prior year.

Other Revenues. Other revenues remained relatively flat at $0.7 million for the three-months ended March 31, 2006 as compared to the same period in the prior year.  Other expenses remained relatively flat as well at $0.4 million for the three-months ended March 31, 2006 and March 31, 2005.

Promotional Allowances. Promotional allowances increased by 15.8% to $2.4 million for the three-months ended March 31, 2006 as compared to $2.0 million for the three-months ended March 31, 2005. As a percent of gross revenues, promotional allowances increased to 14.4% of gross revenues for the three-months ended March 31, 2006 as compared to 13.5% for the three months ended March 31, 2005 as we focused our marketing attention on our better gaming customers.

General and Administrative.  G&A expenses increased by 2.9% to $5.0 million for the three-months ended March 31, 2006 as compared to $4.9 million for the three-months ended March 31, 2005. As a percent of net revenues, G&A expenses decreased to 35.6% for the three-months ended March 31, 2006 as compared to 37.3% for the three-months ended March 31, 2005.

Depreciation and Amortization. Depreciation and amortization increased to $1.3 million for the three-months ended March 31, 2006 compared to $0.6 million for the three-months ended March 31, 2005. The increase was due to the Buyout on December 20, 2004 and the increase in depreciable basis of assets due to the purchase of gaming equipment.

Interest Expense.  Interest expense remained relatively flat at $0.6 million for the three-months ended March 31, 2006 as compared to the same period in the prior year.

Liquidity and Capital Resources

Cash Flows and Credit Facility

Our primary sources of liquidity and capital resources have been cash flow from operations and our credit facility.  As of March 31, 2006 and December 31, 2005, cash and cash equivalents were $6.8 million and $6.2 million, respectively.

Operating Activities

Cash provided by operating activities for the three-months ended March 31, 2006 was $2.0 million compared to $2.6 million for the three-months ended March 31, 2005. The $0.6 million decrease was primarily due to a $1.1 million increase in operating income (excluding depreciation and amortization expense and other noncash charges), an increase of $0.8 million owed to Casablanca

Resorts, LLC and $1.5 million owed to RBG, LLC offset by an increase of $2.3 million due from Virgin River Casino Corporation and a $1.0 million increase in cash paid for interest.

Investing Activities

Cash used in investing activities for the three-months ended March 31, 2006 was $1.0 million compared to $0.2 million for the three-months ended March 31, 2005. The majority of cash used in investing activities was related to capital expenditures for the property management and back office computer system.

Financing Activities

Cash used in financing activities for the three-months ended March 31, 2006 was $0.4 million compared to $0.5 million for the three-months ended March 31, 2005. For the three-months ended March 31, 2006, $0.3 million represented payments on gaming equipment financing and $0.1 million represented payments on the Senior Notes and the Senior Sub Notes.  For the three-months ended March 31, 2005, $0.3 million represented a payment on gaming equipment financing.

Capital Expenditures for Virgin River Casino Corporation, RBG, LLC and B & B B, Inc.

For the remainder of fiscal 2006, we plan to spend an aggregate of approximately $0.6 million in capital expenditures for the consolidation of our laundry operation and for a new property management and back office computer system.  In addition, we plan to spend approximately $21.0 million in capital expenditures for the development and construction of a new 150 to 160 room hotel tower and convention center that will begin in the second half of 2006 and continue through the second half of 2007.

We believe that existing cash, cash flows from operations, equipment financing and available borrowings under the Foothill Facility will be adequate to satisfy our anticipated uses of capital during the remainder of 2006.

Off Balance Sheet Arrangements for Virgin River Casino Corporation, RBG, LLC and B & B B, Inc.

We have no off balance sheet arrangements at March 31, 2006 or December 31, 2005.

Contractual Obligations and Commitments for Virgin River Casino Corporation, RBG, LLC and B & B B, Inc.

A description of our contractual obligations and commitment for Virgin River Casino Corporation, RBG, LLC and B & B B, Inc. can be found in item 7 of our Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies for Virgin River Casino Corporation, RBG, LLC and B&BB, Inc.

A description of our critical accounting policies can be found in Item 7 of our Form 10-K for the year ended December 31, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following table provides information about our long-term debt at March 31, 2006:

	Maturity Date	Face Amount	Carrying Value	Estimated Fair Value
			(in thousands)
Revolving credit facility at an interest rate of 8.75%	December 2008	$15,000	$3,000	$3,000
9% senior secured notes	January 2012	125,000	125,000	128,125
12 ¾% senior subordinated notes	January 2013	66,000	46,756	44,715
Notes payable, interest at 6.97%	June 2006	2,292	384	384
Notes payable, interest at 6.21%	December 2006	574	118	118
Market value of interest rate swaps	June 2006	71	71	71
Total		$208,937	$175,329	$176,413

We are also exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our debt. Historically, this market risk is managed by utilizing derivative financial instruments in accordance with established policies and procedures. We evaluate our exposure to market risk by monitoring interest rates in the marketplace, and do not utilize derivative financial instruments for trading purposes. Our derivative financial instruments consist exclusively of interest rate swap agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. As of March 31, 2006, the interest rate swaps related to debt are not matched with any of our specific fixed-rate or variable-rate debt obligations.

The following table provides information about our financial instruments that are sensitive to changes in interest rates:

	As of March 31
	2006	2007	2008	2009	2010	Thereafter	Total
	(dollars in thousands)
Long-term debt (including current portion):
Fixed-rate	$502	$—	$—	$—	$—	$191,000	$191,502
Average interest rate	10.08%	10.19%	10.29%	10.30%	10.30%	10.30%	10.01%
Variable-rate	$—	$—	$—	$3,000	$—	$—	$3,000
Average interest rate	—	—	—	8.80%	—	—	8.80%
Interest rate swaps:
Notional amount	$—	$30,800	$—	$—	$—	$—	$30,800
Average payable rate	—	5.88%	—	—	—	—	5.88%
Average receivable rate		5.30%					5.30%

The gaming equipment financing are agreements that because of their long-term nature we impute interest expense for accounting purposes.  Contractually these agreements carry no interest, therefore we believe that there is no exposure to interest rate risk and therefore have excluded those contracts from the presentation above.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of and for three months ended March 31, 2006.  This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our manager, as appropriate to allow timely decisions regarding required disclosure.

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

Conclusions

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006, and have concluded that they are effective to timely alert them to material information relating to us required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits:

31.1                           Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Robert R. Black, Sr.

31.2                           Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Curt Mayer

32.1                           Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Robert R. Black, Sr.

32.1                           Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Curt Mayer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGIN RIVER CASINO CORPORATION

By:	/s/ Curt Mayer	May 12, 2006
Curt Mayer
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

RGB, LLC

By:	/s/ Curt Mayer	May 12, 2006
Curt Mayer
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

B & B B, INC.

By:	/s/ Curt Mayer	May 12, 2006
Curt Mayer
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

CASABLANCA RESORTS, LLC

By:	/s/ Curt Mayer	May 12, 2006
Curt Mayer
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

OASIS INTERVAL OWNERSHIP, LLC

By:	/s/ Curt Mayer	May 12, 2006
Curt Mayer
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

OASIS INTERVAL MANAGEMENT, LLC

By:	/s/ Curt Mayer	May 12, 2006
Curt Mayer
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

OASIS RECREATIONAL PROPERTIES, INC.

By:	/s/ Curt Mayer	May 12, 2006
Curt Mayer
Chief Financial Officer (Principal Financial and Chief Accounting Officer)