Form 10-Q
period 2006-06-30
Virgin River Casino CORP; Oasis Recreational Properties, Inc.; Oasis Interval Ownership, LLC; Casablanca Resorts, LLC; B & B B, Inc.; RBG, LLC; Oasis Interval Management, LLC
filed 2006-08-14
CIK 1319842, 1319898, 1319900, 1319908, 1319855, 1319845, 1319894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Virgin River Casino Corporation

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,033	$9,421
Accounts receivable, net	1,871	1,241
Related party receivables	207	95
Related company receivables	4,617	395
Inventories	1,594	1,652
Property held for vacation interval sales	352	392
Prepaid expenses	2,796	3,194
Current portion of notes receivable	203	303
Total current assets	20,673	16,693
Property and equipment, net	120,231	123,092
Notes receivable, less current portion	1,224	1,821
Other assets	245	217
Deferred financing fees	7,630	8,337
Goodwill and other intangible assets, net	30,114	31,193
Total assets	$180,117	$181,353

Liabilities and Stockholder’s Deficit
Current liabilities:
Bank overdraft	$—	$548
Current portion of gaming equipment financing	2,875	2,528
Current portion of long-term debt	80	614
Accounts payable	2,200	2,784
Accrued liabilities	14,627	15,041
Related company payable	3,068	99
Total current liabilities	22,850	21,614
Gaming equipment financing, less current portion	1,936	3,306
Long-term debt, less current portion	173,223	172,333
Fair value of interest rate swaps	—	195
Minority interest	16,883	16,414
Commitments and contingencies
Stockholder’s deficit:
Common stock, no par value; authorized 2,500 shares, 100 shares issued and 88 shares outstanding	—	—
Additional paid-in capital	3,168	3,168
Deemed distribution	(21,472)	(21,472)
Accumulated deficit	(16,471)	(14,205)
Total stockholder’s deficit	(34,775)	(32,509)
Total liabilities and stockholder’s deficit	$180,117	$181,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virgin River Casino Corporation

Condensed Consolidated Statements of Operations (unaudited)

(in thousands)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Revenues
Casino	$17,497	$15,582	$34,816	$31,578
Food and beverage	8,085	7,942	16,069	15,837
Hotel	6,814	5,478	13,441	10,819
Related company rental income	1,575	1,575	3,150	3,150
Other	5,271	5,569	10,530	10,832
Total revenues	39,242	36,146	78,006	72,216
Less—promotional allowances	(6,561)	(4,640)	(13,134)	(9,507)
Net revenues	32,681	31,506	64,872	62,709
Operating expenses:
Casino	7,712	7,306	15,773	15,018
Food and beverage	4,665	5,125	9,266	9,818
Hotel	1,210	1,838	2,599	3,422
Other	3,133	3,690	6,224	7,369
General and administrative	9,310	7,497	17,480	14,490
Depreciation and amortization	3,082	2,566	6,484	4,805
Loss on sale and disposal of assets	156	633	248	650
Total operating expenses	29,268	28,655	58,074	55,572
Operating income	3,413	2,851	6,798	7,137
Other income (expense):
Interest expense	(4,417)	(4,452)	(8,814)	(8,716)
Change in fair value of interest rate swaps	71	169	195	736
Return on investment with MDW, LLC	220	(143)	220	(175)
Loss before cumulative effective of change in accounting principle and minority interest	(713)	(1,575)	(1,601)	(1,018)
Cumulative effect of change in accounting principle	—	—	(196)	—
Loss before minority interest	(713)	(1,575)	(1,797)	(1,018)

Minority interest in income from RBG, LLC and Casablanca Resorts, LLC	(261)	(165)	(469)	(502)
Net loss	$(974)	$(1,740)	$(2,266)	$(1,520)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virgin River Casino Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended
	June 30,	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,266)	$(1,520)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,484	4,805
Minority interest in income from RBG, LLC and Casablanca Resorts, LLC	469	502
Change in fair value of interest rate swaps	(195)	(736)
Loss on sale and disposal of assets	248	650
Cumulative effect of change in accounting principle	196	—
Amortization of deferred financing fees	706	688
Accretion of senior subordinated notes	2,890	2,389
Interest expense on gaming equipment financing	51	152
Cost of vacation intervals sales	41	86
Change in operating assets and liabilities:
Accounts, related company and related party receivables, net	(4,926)	1,062
Inventories	58	(79)
Prepaid expenses	398	176
Notes receivable	501	184
Accounts payable, accrued liabilities and related company payables	1,952	3,705
Net cash provided by operating activities	6,607	12,064

Cash flows from investing activities:
Proceeds received from sale of assets	43	140
Purchase price adjustment	—	(1,218)
Capital expenditures	(2,809)	(7,617)
Net cash used in investing activities	(2,766)	(8,695)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,000	487
Decrease in bank overdraft	(548)	(1,480)
Payment of long-term debt	(5,534)	(942)
Payment on gaming equipment financing	(1,117)	(400)
Payment of obligations under capital lease	—	(9)
Payment of financing fees	—	(193)
Distributions paid	—	(1,783)
Change in other assets	(30)	106
Net cash used in financing activities	(4,229)	(4,214)
Net decrease in cash and cash equivalents	(388)	(845)
Cash and cash equivalents at beginning of year	9,421	11,114
Cash and cash equivalents at end of period	$9,033	$10,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virgin River Casino Corporation

Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

(in thousands)

	Six months ended
	June 30,	June 30,
	2006	2005

Supplemental cash flow disclosure:

Cash paid for interest	$5,182	$797

Acquisition of assets with gaming equipment financing	$62	$5,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2006

1.             Basis of Presentation and Background

The accompanying are the condensed consolidated financial statements of Virgin River Casino Corporation, which includes the accounts of RBG, LLC (doing business as CasaBlanca Resort/Casino/Golf/Spa) and its wholly owned subsidiary Casablanca Resorts, LLC (doing business as Oasis Resort & Casino) (collectively the “Company”). Virgin River Casino Corporation (“VRCC”) owns 80.8% of RBG, LLC (“RBG”) and Casablanca Resorts, LLC (“Resorts LLC”). Robert R. Black, Sr. (“Mr. Black”) is the sole shareholder of VRCC and owns 17.3% of RBG individually and through another entity.  Mr. Black also is the sole shareholder of B&BB, Inc. (doing business as Virgin River Hotel/Casino/Bingo) (“B&BB”). The Company and B&BB are collectively referred to as the “Companies.” The Companies are operated under common management.  Significant intercompany items and transactions of the Company have been eliminated.

Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements as of June 30, 2006 and for the three and six-month periods ended June 30, 2006 and 2005 are unaudited.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for such periods, have been included.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements filed on Form 10-K for the year ended December 31, 2005.  The results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other period.

Reclassifications – Certain previously reported amounts in the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

2.             Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)
Land	$35,838	$35,838
Buildings	72,284	71,774
Land and leasehold improvements	18,499	18,400
Furniture, fixtures and equipment	39,465	38,623
Construction in progress	1,144	1,043
	167,230	165,678
Less—accumulated depreciation and amortization	(46,999)	(42,586)
Property and equipment, net	$120,231	$123,092

The Company has re-evaluated the useful lives of their slot machines (included in furniture, fixture and equipment above) and effective January 1, 2006, changing that estimate from seven years to five years.  For the three and six months ended June 30, 2006, operating income of the Company decreased approximately $204,000 and $374,000, respectively, as a result of the change in estimated lives.

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

3.             Notes Receivable

Notes receivable consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)
Vacation interval notes receivable	$1,273	$1,722
Holdbacks by financing institutions	678	797
Allowance for possible credit losses	(524)	(395)
Total notes receivable	1,427	2,124
Less: current portion	(203)	(303)
Non-current notes receivable	$1,224	$1,821

Notes generated from the sale of vacation intervals generally bear interest at annual rates ranging from 12.75% to 14.75% and have terms of 5 to 7 years. The vacation interval notes receivable are collateralized by the right to use and deeds of trust on the vacation interval sold.

In January of 2006, the Company adopted the provisions of SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” SFAS 152 amends existing accounting guidance to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions.” In determining the allowance for possible credit losses, the Company, in accordance with SFAS 152, uses a technique referred to as static pool analysis, which tracks uncollectible note receivables based on each year’s sales over the entire life of those notes.  The Company considers whether the historical economic conditions are comparable to current economic conditions.  If current economic conditions differ from the economic conditions in effect when the historical experience was generated, the Company adjusts the allowance for possible credit losses to reflect the expected effects of current economic conditions on uncollectibility.  The Company groups all notes receivables in one pool for analytical purposes based on historical collectibility and customer demographics.  As a result of the change in accounting for the allowance for possible credit losses, the Company has recorded in the accompanying statement of operations for the six-months ended June 30, 2006, a cumulative effect of a change in accounting principle of $196,000 to increase the allowance for possible credit losses.

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.             Long-term Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)
Revolving credit facility totaling $15 million with Wells Fargo Foothill, at a margin above prime or LIBOR, as defined; collateralized by substantially all real and personal property, leases, intangibles and other interests of the Companies as defined	$—	$2,000
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	125,000	125,000
12 ¾% senior subordinated notes, non-cash interest will accrue at an annual rate of 12 ¾% in the form of increase accreted value until January 15, 2009. Beginning January 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	48,223	45,333
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $37 at an interest rate of 6.97%, due June 2006	—	363
Hypothecation note at prime plus 3.0% (10.25% at December 31, 2005), collateralized by certain notes receivable as defined; guaranteed by one of the initial members, due April 2004	—	94
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $14 at an interest rate of 6.21%, due December 2006	80	157
	173,303	172,947
Less—current portion	(80)	(614)
Total long-term debt	$173,223	$172,333

Foothill Facility

The Wells Fargo Foothill credit facility (“Foothill Facility”) is secured by substantially all the assets of the Companies. During the life of the Foothill Facility, the Companies may borrow up to the lesser of (1) $15.0 million less the Letter of Credit Usage, as defined, less the Bank Product Reserve, as defined, or (2) the Borrowing Base, as defined, less the Letter of Credit Usage.  At June 30, 2006, no amounts were drawn under the Foothill Facility.  Accordingly, the availability under the Foothill Facility at June 30, 2006 was $15.0 million.

Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, which is 3.5%, or the Base Rate, as defined, plus the Base Rate Margin, which is 2%.  LIBOR was approximately 5.35% at June 30, 2006.  The Foothill Facility also contains certain financial and other covenants.  These include a minimum trailing twelve-month Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $15,000,000 for the Companies and limitations on other indebtedness and capital expenditures, as defined.  The Companies were in compliance with these covenants at June 30, 2006 and December 31, 2005.  The outstanding balance on the Foothill Facility is a joint and several obligation of the Companies.

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.             Long-term Debt (cont’d)

Senior Secured and Senior Subordinated Notes

In December 2004, as part of an ownership buyout (the “Buyout”), VRCC, RBG and B&BB (the “Issuers”) issued $125.0 million of 9% senior secured notes (“Senior Notes”) due on January 15, 2012 and $39.9 million in gross proceeds of 12¾% senior subordinated notes (“Senior Sub Notes”) due January 15, 2013 (collectively the “Notes”).  The Notes are joint and several obligations of the Issuers and all current and future subsidiaries of the Issuers.  Although the Notes are joint and several obligations of the Issuers, the allocation of the balance of the Notes to the individual balance sheets of B&BB, VRCC and RBG was according to the flow of funds at the date of the Buyout with the proceeds of the Senior Notes necessary to purchase the interests of B&BB recorded on the balance sheet of B&BB and the remaining proceeds of the Senior Notes and Senior Sub Notes recorded on the consolidated balance sheet of VRCC.  The condensed consolidated balance sheet of the Company reflects the full obligation of the Notes at June 30, 2006, with the amount recorded on the balance sheet of B&BB recognized as a deemed distribution to reflect the net obligation of the Notes recorded on the condensed consolidated balance sheet of the Company at June 30, 2006. At June 30, 2006, the net amount of the Notes recorded on the Company’s condensed consolidated balance sheet was $152.6 million. The Senior Notes pay interest semiannually while the Senior Sub Notes accrue interest in the form of increased accreted value until January 15, 2009, when the carrying book value of the Senior Sub Notes will be $66.0 million.  At that point the Senior Sub Notes will pay interest semiannually on the same dates as the Senior Notes.

The indentures (the “Indentures”) governing the Issuers’ Notes contain certain customary financial and other covenants, which limit the Issuers’ ability to incur additional debt.  The Indentures provide that the Issuers may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, as defined, on a pro-forma basis after the incurrence of the additional indebtedness is at least 2.00 to 1.00. As of June 30, 2006, the Issuers have incurred $0 of additional indebtedness as defined.

The Indentures also contain other covenants which limit the ability of the Issuers and Guarantors, as defined, under the Indentures to pay dividends, redeem stock, or make other distributions, make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined in the Indentures.  There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries.  The Issuers were in compliance with these covenants at June 30, 2006 and December 31, 2005.

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.             Long-term Debt (cont’d)

The Senior Notes are secured by substantially all existing and future assets of the Issuers and the Guarantors, as defined, as well as the equity interest of the Guarantors, the equity interests of Mr. Black and his affiliate in the Issuers.  The Guarantors are all the wholly owned subsidiaries of the Issuers.

The Senior Notes are subordinated to the security interests of the Foothill Facility.  The Senior Sub Notes are subordinate to the Senior Notes and all other indebtedness of the Companies.

Interest Rate Swaps

The Companies’ interest rate swaps terminated effective June 30, 2006.

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

Gaming equipment financing consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)
Gaming equipment financing to purchase 205 games, no payments for one year and monthly payments of $106 for 24 months beginning February 2006	$1,904	$2,320
Gaming equipment financing to purchase 68 games, no payments for one year and monthly payments of $43 for 24 months beginning January 2006	765	945
Gaming equipment financing to purchase 70 games, no payments for one year and monthly payments of $39 for 24 months beginning March 2006	756	838
Gaming equipment financing to purchase 60 games, monthly payments of $20 for 36 months beginning April 2005	407	513
Gaming equipment financing to purchase 64 games, no payments for one year and monthly payments of $26 for 24 months beginning February 2006	468	577
Gaming equipment financing to purchase 38 games, monthly payments of $13 for 36 months beginning April 2005	244	312
Gaming equipment financing to purchase 20 games, no payments for one year and monthly payments of $8 for 24 months beginning January 2006	133	174
Gaming equipment financing, monthly payments of $3 for 36 months beginning January 2005	42	59
Gaming equipment financing with terms of less than 12 months	92	96
	4,811	5,834
Less current portion	(2,875)	(2,528)
Gaming equipment financing, long-term portion	$1,936	$3,306

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6.             Related Party Transactions

MJB Development is a real estate construction company owned by a former shareholder of the Companies which provides storages services associated with hotel facilities of the Company.  Total charges for leasing of storage containers totaled $0, $0, $0 and $70,000 during the three and six-months ended June 30, 2006 and 2005, respectively, and are included in the accompanying consolidated statements of operations.

Virgin River Foodmart, Inc., a Nevada corporation (“Foodmart”), is owned by Mr. Black and his siblings. Participants in the Company’s slot club program are able to redeem their points for gasoline at the Foodmart.  Foodmart charges the Company the retail amount of gas purchased with player points.  Charges associated with the point redemption for gasoline at the Foodmart were $0, $1,000, $42,000 and $70,000 for the three and six-months ended June 30, 2006 and 2005, respectively.

Black, LoBello & Pitegoff is a law firm managed by the daughter of Mr. Black. The Company retains Black, LoBello & Pitegoff as outside legal counsel, and has paid legal fees for legal services in the amount of $0, $69,000, $34,000 and $43,000 for the three and six-months ended June 30, 2006 and 2005, respectively.

Pursuant to the Indenture, Mr. Black is entitled to a management fee for his management of the Company business of up to 5% of EBITDA, as defined.  The Company expensed $219,000, $438,000, $192,000 and $384,000 during the three and six-months ended June 30, 2006 and 2005, respectively, associated with this management fee.

Gaming Research is a consulting firm retained to perform marketing research for the Company.  The principal of Gaming Research is the father of the Company’s chief operating officer.  Gaming Research received consulting fees of $41,000, $48,000, $9,000 and $27,000 for the three and six-months ended June 30, 2006 and 2005, respectively.

Resorts LLC provided management and other services to two related parties that manage and operate the home owners associations of the vacation intervals sold at the property.  Included in the accompanying condensed consolidated balance sheet at June 30, 2006 and December 31, 2005 is a receivable for $207,000 and $95,000, respectively, related to amounts owed for those services.

MDW, LLC (“MDW”) is a Nevada limited-liability company which Mr. Black has an interest in. On December 15, 2004, pursuant to a termination agreement, the Company terminated its lease with MDW and entered into an arrangement with MDW to sell condominiums. During the three and six months ended June 30, 2006, the Company recorded approximately $0.2 million in other income, respectively, and during the three and six months ended June 30, 2005, recorded $0.1 million and $0.2 million in other expense, respectively, related to the Company’s investment with MDW.

7.             Commitments and Contingencies

In January 2006, Oasis Interval Ownership, LLC entered into an agreement with Global Exchange Development Corp. to sell substantially all of the unsold time share intervals at the Oasis Hotel and Casino.  The sale is expected to close in three separate closings each involving approximately one-third of the unsold time share intervals at the Oasis Hotel and Casino. Each close is expected to occur within 6 months of the preceding close.  The first closing occurred in January 2006 for $280,000.  As part of the close, Global Exchange Development Corp. executed a note payable to Oasis Interval Ownership, LLC in the amount of $224,000 due January 2007 at an interest rate of 4.38%.  The note was fully paid in April of 2006.  The second closing occurred in June 2006 for $288,000 in cash.

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

7.             Commitments and Contingencies (cont’d)

As part of the acquisition of the Oasis Hotel and Casino in July 2001, WSR, Inc. (“WSR”), the former owners of the property, retained rights that enabled them to have certain land owned by the Oasis Hotel and Casino in Arizona re-conveyed to them if any of the following events were to occur: (1) WSR is able to purchase the land, currently leased to the Oasis Hotel and Casino, from the State of Arizona and sell the portion of the land used in the operation of the Palms Golf Course back to the Oasis Hotel and Casino; (2) the Oasis Hotel and Casino is not able to renegotiate a long-term extension to the current lease with the State of Arizona that expires in April 2008 and is required to develop existing land to replace the leased land for the golf course operation.  Management of the Company is unaware of any attempts made by WSR to acquire the land from the State of Arizona and is confident that it will be successful in extending this existing land lease.

RBG, LLC

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,576	$7,815
Accounts receivable, net	1,864	1,226
Related party receivables	207	95
Related company receivables	4,876	620
Inventories	1,594	1,652
Property held for vacation interval sales	352	392
Prepaid expenses	2,770	3,116
Current portion of notes receivable	203	303
Total current assets	20,442	15,219
Property and equipment, net	82,034	84,397
Notes receivable, less current portion	1,224	1,821
Other assets	245	217
Goodwill and other intangible assets, net	30,114	31,193
Total assets	$134,059	$132,847

Liabilities and Members’ Deficit
Current liabilities:
Bank overdraft	$—	$548
Current portion of gaming equipment financing	2,875	2,528
Current portion of long-term debt	80	614
Accounts payable	2,191	2,762
Accrued liabilities	14,627	16,119
Related company payable	224	196
Total current liabilities	19,997	22,767
Gaming equipment financing, less current portion	1,936	3,306
Long-term debt, less current portion	173,223	172,333
Fair value of interest rate swaps	—	195
Commitments and contingencies
Members’ deficit:
Members’ contributions	122,799	122,799
Deemed distribution	(178,414)	(178,883)
Accumulated deficit	(5,482)	(9,670)
Total members’ deficit	(61,097)	(65,754)
Total liabilities and members’ deficit	$134,059	$132,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

RBG, LLC

Condensed Consolidated Statements of Operations (unaudited)

(in thousands)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Revenues
Casino	$17,497	$15,582	$34,816	$31,578
Food and beverage	8,085	7,942	16,069	15,837
Hotel	6,720	5,343	13,096	10,400
Other	5,198	5,491	10,381	10,676
Total revenues	37,500	34,358	74,362	68,491
Less—promotional allowances	(6,540)	(4,653)	(13,059)	(9,507)
Net revenues	30,960	29,705	61,303	58,984
Operating expenses:
Casino	7,712	7,306	15,773	15,018
Food and beverage	4,665	5,125	9,266	9,818
Hotel	1,088	1,735	2,303	3,136
Other	3,133	3,690	6,224	7,369
General and administrative	9,274	7,379	17,400	14,312
Depreciation and amortization	2,708	2,001	5,736	3,865
Loss on sale and disposal of assets	156	633	248	650
Total operating expenses	28,736	27,869	56,950	54,168
Operating income	2,224	1,836	4,353	4,816
Other income (expense):
Interest expense	(163)	(346)	(329)	(691)
Change in fair value of interest rate swaps	51	121	140	527
Return on investment with MDW, LLC	220	(143)	220	(175)
Income before cumulative effective of change in accounting principle	2,332	1,468	4,384	4,477
Cumulative effect of change in accounting principle	—	—	(196)	—
Net income	$2,332	$1,468	$4,188	$4,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

RBG, LLC

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended
	June 30,	June 30,
	2006	2005

Cash flows from operating activities:
Net income	$4,188	$4,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,736	3,865
Change in fair value of interest rate swaps	(140)	(527)
Loss on sale and disposal of assets	248	650
Cumulative effect of change in accounting principle	196	—
Interest expense on gaming equipment financing	51	152
Cost of vacation intervals sales	41	86
Change in operating assets and liabilities:
Accounts, related company and related party receivables, net	(4,968)	(249)
Inventories	58	(79)
Prepaid expenses	346	119
Notes receivable	501	184
Accounts payable, accrued liabilities and related company payables	(750)	1,098
Net cash provided by operating activities	5,507	9,776

Cash flows from investing activities:
Proceeds received from sale of assets	43	140
Capital expenditures	(2,557)	(7,364)
Net cash used in investing activities	(2,514)	(7,224)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	193
Decrease in bank overdraft	(548)	(1,480)
Payment of long-term debt	(534)	(762)
Payment on gaming equipment financing	(1,117)	(400)
Payment of obligations under capital lease	—	(9)
Change in other assets	(33)	106
Net cash used in financing activities	(2,232)	(2,352)
Net increase in cash and cash equivalents	761	200
Cash and cash equivalents at beginning of year	7,815	7,544
Cash and cash equivalents at end of period	$8,576	$7,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

RBG, LLC

Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

(in thousands)

	Six months ended
	June 30,	June 30,
	2006	2005

Supplemental cash flow disclosure:

Cash paid for interest	$278	$539

Acquisition of assets with gaming equipment financing	$62	$5,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

RBG, LLC

Notes to Condensed Financial Statements (unaudited)

June 30, 2006

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

Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements as of June 30, 2006 and for the three and six-month periods ended June 30, 2006 and 2005 are unaudited.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of RBG’s financial position and results of operations for such periods, have been included.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with RBG’s audited consolidated financial statements filed on Form 10-K for the year ended December 31, 2005.  The results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other period.

Reclassifications – Certain previously reported amounts in the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

2.             Related Company Receivables and Payables

The related company receivables at June 30, 2006 and December 31, 2005 consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)
Virgin River Casino Corp.	$259	$225
B&BB	4,617	395
Related company receivables	$4,876	$620

The related company payables at June 30, 2006 and December 31, 2005 consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)
Virgin River Casino Corp.	$190	$196
B&BB	34	—
Related company payables	$224	$196

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2.             Related Company Receivables and Payables (cont’d)

The transactions between the RBG and the entities above are based on informal arrangements.  At June 30, 2006 and December 31, 2005, there are no specific payment terms nor do any of the receivables require the payment of any interest.

3.             Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)
Land	$21,147	$21,147
Buildings	41,559	41,048
Land and leasehold improvements	14,371	14,272
Furniture, fixtures and equipment	38,115	37,454
Construction in progress	982	951
	116,174	114,872
Less—accumulated depreciation and amortization	(34,140)	(30,475)
Property and equipment, net	$82,034	$84,397

RBG has re-evaluated the useful lives of their slot machines (included in furniture, fixtures and equipment above) and effective January 1, 2006, changing that estimate from seven years to five years.  For the three and six months ended June 30, 2006, operating income of the Company decreased approximately $204,000 and $374,000, respectively, as a result of the change in the estimated lives.

4.             Notes Receivable

Notes receivable consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)
Vacation interval notes receivable	$1,273	$1,722
Holdbacks by financing institutions	678	797
Allowance for possible credit losses	(524)	(395)
Total notes receivable	1,427	2,124
Less: current portion	(203)	(303)
Non-current notes receivable	$1,224	$1,821

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

04-02, “Accounting for Real Estate Time-Sharing Transactions.” In accordance with SFAS 152, RBG now uses a technique referred to as static pool analysis, which tracks uncollectible note receivables based on each year’s sales over the entire life of those notes.  RBG considers whether the historical economic conditions are comparable to current economic conditions.  If current economic conditions differ from the economic conditions in effect when the historical experience was generated, RBG adjusts the allowance for possible credit losses to reflect the expected effects of current economic conditions on uncollectibility.  RBG groups all notes receivables in one pool for analytical purposes based on historical collectibility and customer demographics.  As a result of the change in accounting for the allowance for possible credit losses, RBG has recorded in the accompanying statement of operations for the six-months ended June 30, 2006, a cumulative effect of a change in accounting principle of $196,000 to increase the allowance for possible credit losses.

5.             Long-term Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)
Revolving credit facility totaling $15 million with Wells Fargo Foothill, at a margin above prime or LIBOR, as defined; collateralized by substantially all real and personal property, leases, intangibles and other interests of the Companies as defined.	$—	$2,000
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	125,000	125,000
12 ¾% senior subordinated notes, non-cash interest will accrue at an annual rate of 12 ¾% in the form of increase accreted value until January 15, 2009. Beginning January 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	48,223	45,333
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $37 at an interest rate of 6.97%, due June 2006	—	363
Hypothecation Note at prime plus 3.0% (10.75% at March 31, 2006), collateralized by certain notes receivable as defined; guaranteed by one of the initial members, due April 2004	—	94
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $14 at an interest rate of 6.21%, due December 2006	80	157
	173,303	172,947
Less—current portion	(80)	(614)
Total long-term debt	$173,223	$172,333

Foothill Facility

The Wells Fargo Foothill credit facility (“Foothill Facility”) is secured by substantially all the assets of the Companies. During the life of the Foothill Facility, the Companies may borrow up to the lesser of (1) $15.0 million less the Letter of Credit Usage, as defined, less the Bank Product Reserve, as defined, or

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.             Long-term Debt (cont’d)

(2) the Borrowing Base, as defined, less the Letter of Credit Usage.  At June 30, 2006, no amounts were drawn under the Foothill Facility.  Accordingly, the availability under the Foothill Facility at June 30, 2006 was $15.0 million.

Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, which is 3.5%, or the Base Rate, as defined, plus the Base Rate Margin, which is 2%.  LIBOR was approximately 5.35% at June 30, 2006.  The Foothill Facility also contains certain financial and other covenants.  These include a minimum trailing twelve-month Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $15,000,000 for the Companies and limitations on other indebtedness and capital expenditures, as defined.  The Companies were in compliance with these covenants at June 30, 2006 and December 31, 2005.

The outstanding balance on the Foothill Facility is a joint and several obligation of the Companies. The condensed consolidated balance sheet of RBG reflects the full obligation of the Foothill Facility at June 30, 2006 and December 31, 2005 with the amount recorded on the consolidated balance sheet of VRCC recognized as a deemed distribution to reflect the net obligation of the Foothill Facility on the consolidated balance sheet of RBG at June 30, 2006.

Senior Secured and Senior Subordinated Notes

In December 2004, as part of an ownership buyout (the “Buyout”), VRCC, RBG and B&BB (the “Issuers”) issued $125.0 million of 9% senior secured notes (“Senior Notes”) due on January 15, 2012 and $39.9 million in gross proceeds of 12¾% senior subordinated notes (“Senior Sub Notes”) due January 15, 2013 (collectively the “Notes”).  The Notes are joint and several obligations of the Issuers and all current and future subsidiaries of the Issuers.  Although the Notes are joint and several obligations of the Issuers, the allocation of the balance of the Notes to the individual balance sheets of B&BB, VRCC and RBG was according to the flow of funds at the date of the Buyout with the proceeds of the Senior Notes necessary to purchase the interests of B&BB recorded on the balance sheet of B&BB and the remaining proceeds of the Senior Notes and Senior Sub Notes recording on the balance sheet of VRCC.  The consolidated balance sheet of RBG reflects the full obligation of the Notes at June 30, 2006 with an amount recognized as a deemed distribution to reflect the net obligation of the Notes recorded on the consolidated balance sheet of RBG at June 30, 2006. At June 30, 2006, the net amount of the Notes recorded on the Company’s balance sheet was $0.

The Senior Notes pay interest semiannually while the Senior Sub Notes accrue interest in the form of increased accreted value until January 15, 2009, when the carrying book value of the Senior Sub Notes will be $66.0 million.  At that point the Senior Sub Notes will pay interest semiannually on the same dates as the Senior Notes.

The indentures (the “Indentures”) governing the Issuers’ Notes contain certain customary financial and other covenants, which limit the Issuers’ ability to incur additional debt.  The Indentures provide that the Issuers may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, as defined, on a pro-forma basis after the incurrence of the additional indebtedness is

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.             Long-term Debt (cont’d)

at least 2.00 to 1.00. As of June 30, 2006, the Issuers have incurred $0 of additional indebtedness as defined. The Indentures also contain other covenants which limit the ability of the Issuers and Guarantors, as defined, under the Indentures to pay dividends, redeem stock, or make other distributions, make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined in the Indentures.  There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries.  The Issuers were in compliance with these covenants at June 30, 2006 and December 31, 2005.

The Senior Notes are secured by substantially all existing and future assets of the Issuers and the Guarantors, as defined, as well as the equity interest of the Guarantors, the equity interests of Mr. Black and his affiliate in the Issuers.  The Guarantors are all the wholly owned subsidiaries of the Issuers.  The Senior Notes are subordinated to the security interests of the Foothill Facility.  The Senior Sub Notes are subordinate to the Senior Notes and all other indebtedness of the Companies.

Interest Rate Swaps

The Companies’ interest rate swaps terminated effective June 30, 2006.

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

Gaming equipment financing for RBG consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)
Gaming equipment financing to purchase 205 games, no payments for one year and monthly payments of $106 for 24 months beginning February 2006	$1,904	$2,320
Gaming equipment financing to purchase 68 games, no payments for one year and monthly payments of $43 for 24 months beginning January 2006	765	945
Gaming equipment financing to purchase 70 games, no payments for one year and monthly payments of $39 for 24 months beginning March 2006	756	838
Gaming equipment financing to purchase 60 games, monthly payments of $20 for 36 months beginning April 2005	407	513
Gaming equipment financing to purchase 64 games, no payments for one year and monthly payments of $26 for 24 months beginning February 2006	468	577
Gaming equipment financing to purchase 38 games, monthly payments of $13 for 36 months beginning April 2005	244	312
Gaming equipment financing to purchase 20 games, no payments for one year and monthly payments of $8 for 24 months beginning January 2006	133	174
Gaming equipment financing, monthly payments of $3 for 36 months beginning January 2005	42	59

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6.             Gaming Equipment Financing (cont’d)

Gaming equipment financing with terms of less than 12 months	92	96
	4,811	5,834
Less current portion	(2,875)	(2,528)
Gaming equipment financing, long-term portion	$1,936	$3,306

7.             Related Party Transactions

MJB Development is a real estate construction company owned by a former shareholder of the Companies which provides storage services associated with hotel facilities of the Company.  Total charges for leasing of storage containers totaled $0, $0, $0 and $70,000 during the three and six-months ended June 30, 2006 and 2005, respectively, and are included in the accompanying consolidated statements of operations.

Virgin River Foodmart, Inc., a Nevada corporation, (“Foodmart”) is owned by Mr. Black and his siblings.  Participants in the Company’s slot club program are able to redeem their points for gasoline at the Foodmart.  Foodmart charges the Company the retail amount of gas purchased with player points.  Charges associated with the point redemption for gasoline at the Foodmart were $0, $1,000, $42,000 and $70,000 for the three and six-months ended June 30, 2006 and 2005, respectively.

Black, LoBello & Pitegoff is a law firm managed by the daughter of Mr. Black. The Company retains Black, LoBello & Pitegoff as outside legal counsel, and has paid legal fees for legal services in the amount of $0, $67,000, $23,000 and $27,000 for the three and six-months ended June 30, 2006 and 2005, respectively.

Pursuant to the Indenture, Mr. Black is entitled to a management fee for his management of the Company business of up to 5% of EBITDA, as defined.  The Company expensed $219,000, $438,000, $192,000 and $384,000 during the three and six-months ended June 30, 2006 and 2005, respectively, associated with this management fee.

Gaming Research is a consulting firm retained to perform marketing research for RBG.  The principal of Gaming Research is the father of RBG’s chief operating officer.  Gaming Research received consulting fees of $41,000, $48,000, $9,000 and $27,000 for the three and six-months ended June 30, 2006 and 2005, respectively.

Resorts LLC provided management and other services to two related parties that manage and operate the home owners associations of the vacation intervals sold at the property.  Included in the accompanying condensed consolidated balance sheet at June 30, 2006 and December 31, 2005 is a receivable for $207,000 and $95,000, respectively, related to amounts owed for those services.

MDW, LLC (“MDW”) is a Nevada limited-liability company which Mr. Black has an interest in. On December 15, 2004, pursuant to a termination agreement, the Company terminated its lease with MDW and entered into an arrangement with MDW to sell condominiums. As a result, during the three and six months ended June 30, 2006, the Company recorded approximately $0.2 in other income, respectively, and during the three and six months ended June 30, 2005, recorded $0.1 million and $0.2 million in other expense, respectively, related to the Company’s investment with MDW.

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

8.             Commitments and Contingencies

In January 2006, Oasis Interval Ownership, LLC entered into an agreement with Global Exchange Development Corp. to sell substantially all of the unsold time share intervals at the Oasis Hotel and Casino.  The sale is expected to close in three separate closings each involving approximately one-third of the unsold time share intervals at the Oasis Hotel and Casino. Each close is expected to occur within 6 months of the preceding close.    The first closing occurred in January 2006 for $280,000.  As part of the close, Global Exchange Development Corp. executed a note payable to Oasis Interval Ownership, LLC in the amount of $224,000 due January 2007 at an interest rate of 4.38%.  The note was fully paid in April of 2006. The second closing occurred in June 2006 for $288,000 in cash.

As part of the acquisition of the Oasis Hotel and Casino in July 2001, WSR, Inc. (“WSR”), the former owners of the property, retained rights that enabled them to have certain land owned by the Oasis Hotel and Casino in Arizona re-conveyed to them if any of the following events were to occur: (1) WSR is able to purchase the land, currently leased to the Oasis Hotel and Casino, from the State of Arizona and sell the portion of the land used in the operation of the Palms Golf Course back to the Oasis Hotel and Casino; (2) the Oasis Hotel and Casino is not able to renegotiate a long-term extension to the current lease with the State of Arizona that expires in April 2008 and is required to develop existing land to replace the leased land for the golf course operation.  Management of the Company is unaware of any attempts made by WSR to acquire the land from the State of Arizona and is confident that it will be successful in extending this existing land lease.

9.             Consolidating Condensed Financial Information

Casablanca Resorts, LLC, Oasis Recreational Properties, Inc., Oasis Interval Management, LLC and Oasis Interval Ownership, LLC (together the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, payment of the Notes. Separate condensed financial statement information for RBG and its Guarantor Subsidiaries as of June 30, 2006 (unaudited) and December 31, 2005 and for the six months ended June 30, 2006 and 2005 (unaudited) is as follows (in thousands):

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

9.             Consolidating Condensed Financial Information (cont’d)

	RBG	Guarantor Subsidiaries	Eliminations	Total Consolidated
As of June 30, 2006
BALANCE SHEET:
Current Assets, including intercompany accounts	$21,129	$11,015	$(11,702)	$20,442
Property and Equipment, net	44,549	37,485	—	82,034
Goodwill and Other Intangibles	14,584	15,530	—	30,114
Other assets (liabilities), excluding intercompany accounts	46,432	573	(45,536)	1,469
	$126,694	$64,603	$(57,238)	$134,059

Current Liabilities	$13,330	$18,369	$(11,702)	$19,997
Long-term debt, less current portion	173,223	—	—	173,223
Gaming equipment financing, less current portion	1,238	698	—	1,936
Fair value of interest rate swaps	—	—	—	—
Members’ (Deficit) Equity	(61,097)	45,536	(45,536)	(61,097)
	$126,694	$64,603	$(57,238)	$134,059

As of December 31, 2005
BALANCE SHEET:
Current Assets, including intercompany accounts	$18,415	$6,911	$(10,107)	$15,219
Property and Equipment, net	46,783	37,614	—	84,397
Goodwill and Other Intangibles	15,047	16,146	—	31,193
Other Assets (liabilities), including intercompany accounts	44,384	716	(43,062)	2,038
	$124,629	$61,387	$(53,169)	$132,847

Current Liabilities	$15,854	$17,020	$(10,107)	$22,767
Long-term debt, less current portion	172,333	—	—	172,333
Gaming equipment financing, less current portion	2,100	1,206	—	3,306
Fair value of interest rate swaps	96	99	—	195
Members’ (Deficit) Equity	(65,754)	43,062	(43,062)	(65,754)
	$124,629	$61,387	$(53,169)	$132,847 .

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

9.             Consolidating Condensed Financial Information (cont’d)

	RBG	Guarantor Subsidiaries	Eliminations	Total Consolidated
For the three-months ended June 30, 2006
STATEMENT OF OPERATIONS
Net Revenues	$16,132	$14,828	$—	$30,960
Operating Expenses:
Casino	4,474	3,238	—	7,712
Food and beverage	2,479	2,186	—	4,665
Hotel	451	637	—	1,088
Other	1,862	1,271	—	3,133
General and administrative	4,318	4,956	—	9,274
Depreciation and amortization	1,265	1,443	—	2,708
Loss on sale of assets	69	87	—	156
	14,918	13,818	—	28,736
Operating income	1,214	1,010	—	2,224
Income from investment in subsidiary	967	—	(967)	—
Change in fair value of swap	15	36	—	51
Other	220	—	—	220
Interest expense	(84)	(79)	—	(163)
Total other income (expense)	1,118	(43)	(967)	108
Income before cumulative change in accounting principle	2,332	967	(967)	2,332
Cumulative effect of change in accounting principle	—	—	—	—
Net income	$2,332	$967	$(967)	$2,332

For the three-months ended June 30, 2005
STATEMENT OF OPERATIONS
Net Revenues	$15,111	$14,594	$—	$29,705
Operating Expenses:
Casino	4,003	3,303	—	7,306
Food and beverage	2,711	2,414	—	5,125
Hotel	778	957	—	1,735
Other	1,948	1,742	—	3,690
General and administrative	3,649	3,730	—	7,379
Depreciation and amortization	1,123	878	—	2,001
Loss on sale of assets		633	—	633
	14,212	13,657	—	27,869

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

9.             Consolidating Condensed Financial Information (cont’d)

	RBG	Guarantor Subsidiaries	Eliminations	Total Consolidated
For the three-months ended June 30, 2005
STATEMENT OF OPERATIONS
Operating income	899	937	—	1,836
Income from investment in subsidiary	821	—	(821)	—
Change in fair value of swap	36	85	—	121
Other	(143)	—	—	(143)
Interest expense	(145)	(201)	—	(346)
Total other income (expense)	569	(116)	(821)	(368)
Income before cumulative change in accounting principle	1,468	821	(821)	1,468
Cumulative effect of change in accounting principle	—	—	—	—
Net income	$1,468	$821	$(821)	$1,468

For the six-months ended June 30, 2006
STATEMENT OF OPERATIONS
Net Revenues	$31,432	$29,871	$—	$61,303
Operating Expenses:
Casino	9,094	6,679	—	15,773
Food and beverage	4,905	4,361	—	9,266
Hotel	971	1,332	—	2,303
Other	3,606	2,618	—	6,224
General and administrative	8,113	9,287	—	17,400
Depreciation and amortization	2,910	2,826	—	5,736
Loss on sale of assets	69	179	—	248
	29,668	27,282	—	56,950
Operating income	1,764	2,589	—	4,353
Income from investment in subsidiary	2,474	—	(2,474)	—
Change in fair value of swap	41	99	—	140
Other	220	—	—	220
Interest expense	(186)	(143)	—	(329)
Total other income (expense)	2,549	(44)	(2,474)	31
Income before cumulative change in accounting principle	4,313	2,545	(2,474)	4,384
Cumulative effect of change in accounting principle	(125)	(71)	—	(196)
Net income	$4,188	$2,474	$(2,474)	$4,188

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

9.             Consolidating Condensed Financial Information (cont’d)

	RBG	Guarantor Subsidiaries	Eliminations	Total Consolidated
For the six-months ended June 30, 2005

STATEMENT OF OPERATIONS
Net Revenues	$29,846	$29,138	$—	$58,984
Operating Expenses:
Casino	8,129	6,889	—	15,018
Food and beverage	5,121	4,697	—	9,818
Hotel	1,430	1,706	—	3,136
Other	4,039	3,330	—	7,369
General and administrative	7,113	7,199	—	14,312
Depreciation and amortization	2,204	1,661	—	3,865
Loss on sale of assets	17	633	—	650
	28,053	26,115	—	54,168
Operating income	1,793	3,023	—	4,816
Income from investment in subsidiary	2,971	—	(2,971)	—
Change in fair value of swap	156	371	—	527
Other	(175)	—	—	(175)
Interest expense	(268)	(423)		(691)
Total other income (expense)	2,684	(52)	(2,971)	(339)
Income before cumulative change in accounting principle	4,477	2,971	(2,971)	4,477
Cumulative effect of change in accounting principle	—	—	—	—
Net income	$4,477	$2,971	$(2,971)	$4,477

For the six-months ended June 30, 2006

STATEMENT OF CASH FLOWS
Net cash provided by operating activities	$1,267	$4,240	$—	$5,507
Net cash used in investing activities	(448)	(2,066)	—	(2,514)
Net cash used in financing activities	(1,432)	(800)	—	(2,232)

For the six-months ended June 30, 2005

STATEMENT OF CASH FLOWS
Net cash provided by operating activities	$3,875	$5,901	$—	$9,776
Net cash used in investing activities	(3,912)	(3,312)	—	(7,224)
Net cash used in financing activities	(957)	(1,395)	—	(2,352)

B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Condensed Balance Sheets
(in thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,169	$6,211
Accounts receivable, net	250	155
Related company receivables	3,068	122
Inventories	387	392
Prepaid expenses	1,129	1,361
Total current assets	13,003	8,241
Property and equipment, net	10,523	11,155
Goodwill and other intangible assets, net	10,914	11,568
Deferred financing fees	1,035	1,129
Other assets	18	15
Total assets	$35,493	$32,108

Liabilities and Stockholder’s Deficit
Current liabilities:
Current portion of long-term debt	$—	$174
Current portion of gaming equipment financing	1,830	1,647
Accounts payable	620	843
Accrued liabilities	8,501	10,245
Related company payable	4,617	418
Total current liabilities	15,568	13,327
Gaming equipment financing, less current portion	992	2,063
Long-term debt, less current portion	173,223	172,333
Fair value of interest rate swaps	—	195
Commitments and contingencies
Stockholder’s deficit:
Common stock, no par value; authorized 2,500 shares, 100 shares issued and 88 shares outstanding	—	—
Retained earnings	3,352	2,613
Treasury stock, at cost	(700)	(700)
Deemed distribution	(156,942)	(157,723)
Total stockholder’s deficit	(154,290)	(155,810)

Total liabilities and stockholder’s deficit	$35,493	$32,108

The accompanying notes are an integral part of these condensed financial statements.

B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Condensed Statements of Operations (unaudited)

(in thousands)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Revenues
Casino	$9,046	$8,597	$18,799	$17,545
Food and beverage	2,904	2,880	6,157	5,995
Hotel	2,664	2,391	5,311	4,655
Other	689	695	1,424	1,398
Total revenues	15,303	14,563	31,691	29,593
Less—promotional allowances	(2,201)	(1,866)	(4,557)	(3,901)
Net revenues	13,102	12,697	27,134	25,692
Operating expenses:
Casino	3,384	3,307	6,830	7,030
Food and beverage	1,862	1,904	3,820	3,657
Hotel	509	752	1,050	1,379
Other	363	377	717	750
Related company rent	1,575	1,575	3,150	3,150
General and administrative	3,781	3,128	7,199	6,404
Depreciation and amortization	1,192	712	2,487	1,359
Gain on sale and disposal of assets	(16)	(43)	(16)	(43)
Total operating expenses	12,650	11,712	25,237	23,686
Operating income	452	985	1,897	2,006
Other income (expense):
Interest expense	(583)	(584)	(1,158)	(1,144)
Net (loss) income	$(131)	$401	$739	$862

The accompanying notes are an integral part of these condensed financial statements.

B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Condensed Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended
	June 30,	June 30,
	2006	2005

Cash flows from operating activities:
Net income	$739	$862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,487	1,359
Gain on sale and disposal of assets	(16)	(43)
Amortization of deferred financing fees	95	90
Interest expense on gaming equipment financing	21	119
Change in operating assets and liabilities:
Accounts and related company receivables, net	(3,041)	713
Inventories	5	15
Prepaid expenses	232	147
Accounts payable, accrued liabilities and related company payables	3,670	(40)
Net cash provided by operating activities	4,192	3,222

Cash flows from investing activities:
Proceeds received from sale of assets.	11	110
Capital expenditures	(1,180)	(1,122)
Net cash used in investing activities	(1,169)	(1,012)

Cash flows from financing activities:
Payment of long-term debt	(174)	(93)
Payment on gaming equipment financing	(886)	(310)
Payment of financing fees	—	(22)
Change in other assets	(5)	(246)
Net cash used in financing activities	(1,065)	(671)
Net increase in cash and cash equivalents	1,958	1,539
Cash and cash equivalents at beginning of year	6,211	5,918
Cash and cash equivalents at end of period	$8,169	$7,457

The accompanying notes are an integral part of these condensed financial statements.

B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Condensed Statements of Cash Flows (unaudited) (continued)

(in thousands)

	Six months ended
	June 30,	June 30,
	2006	2005

Supplemental cash flow disclosure:

Cash paid for interest	$1,112	$13

Acquisition of assets with gaming equipment financing	$—	$3,453

The accompanying notes are an integral part of these condensed financial statements.

B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Notes to Condensed Financial Statements (unaudited)

June 30, 2006

1.             Basis of Presentation and Background

B&BB, Inc. (the “Company” or “B&BB”) is a Nevada corporation formed on December 7, 1989 for the purpose of operating the Virgin River Hotel/Casino/Bingo (“Virgin River”) located in Mesquite, Nevada. The Company’s shares are 100.0% owned by Randy Black, Sr. (“Mr. Black”). The hotel portion of the facility commenced operations on June 1, 1990, and the casino portion commenced operations on September 1, 1990. The land and buildings are owned by Virgin River Casino Corporation (“VRCC”), a Nevada corporation which is also 100% owned by Mr. Black and leased to B&BB. Certain personal property including furniture and fixtures, leasehold improvements within the casino, and gaming equipment are owned by B&BB. VRCC, RBG and B&BB (collectively the “Companies”) are operated under common management.

Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements as of June 30, 2006 and for the three and six-month periods ended June 30, 2006 and 2005 are unaudited.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for such periods, have been included.  The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements filed on Form 10-K for the year ended December 31, 2005.  The results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other period.

2.             Related Company Receivables and Payables

The related company receivable of the Company consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)
Virgin River Casino Corp.	$3,068	$106
RBG, LLC	—	8
Casablanca Resorts, LLC	—	8
Related company receivables	$3,068	$122

The related company payable of the Company consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)
Virgin River Casino Corp.	$—	$14
RBG, LLC	2,714	271
Casablanca Resorts, LLC	1,903	133
Related company payable	$4,617	$418

B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Notes to Condensed Financial Statements (unaudited)

3.             Property and Equipment

The transactions between the Company and the entities above are based on informal arrangements.  At June 30, 2006 and December 31, 2005, there are no specific payment terms nor do any of the receivables require the payment of any interest.

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)
Buildings	$285	$285
Land and leasehold improvements	3,741	3,741
Furniture, fixtures and equipment	27,515	25,964
Construction in progress	541	893
	32,082	30,883
Less-accumulated depreciation and amortization	(21,559)	(19,728)
Property and equipment, net	$10,523	$11,155

The Company has re-evaluated the useful lived of their slot machines (included in furniture, fixtures and equipment above) and effective January 1, 2006, changing that estimate from seven years to five years.  For the three and six ended June 30, 2006, operating income of the Company decreased approximately $97,000 and $194,000, respectively, as a result of the change in the estimated lives.

4.             Long-term Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)
Revolving credit facility totaling $15 million with Wells Fargo Foothill, at a margin above prime or LIBOR, as defined; collateralized by substantially all real and personal property, leases, intangibles and other interests of the Companies as defined	$—	$2,000
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	125,000	125,000
12 ¾% senior subordinated notes, non-cash interest will accrue at an annual rate of 12 ¾% in the form of increase accreted value until January 15, 2009. Beginning January 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	48,223	45,333
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $17 at an interest rate of 6.97%, due June 2006	—	174
	173,223	172,507
Less—current portion	—	(174)
Total long-term debt	$173,223	$172,333

B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Notes to Condensed Financial Statements (unaudited)

4.             Long-term Debt (cont’d)

Foothill Facility

The Wells Fargo Foothill credit facility (“Foothill Facility”) is secured by substantially all the assets of the Companies. During the life of the Foothill Facility, the Companies may borrow up to the lesser of (1) $15.0 million less the Letter of Credit Usage, as defined, less the Bank Product Reserve, as defined, or (2) the Borrowing Base, as defined, less the Letter of Credit Usage.  At June 30, 2006, no amounts were drawn on the Foothill Facility.  Accordingly, the availability under the Foothill Facility at June 30, 2006 was $15.0 million. Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, which is 3.5%, or the Base Rate, as defined, plus the Base Rate Margin, which is 2%.  LIBOR was approximately 5.35% at June 30, 2006.  The Foothill Facility also contains certain financial and other covenants.  These include a minimum trailing twelve-month Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $15,000,000 for the Companies and limitations on other indebtedness and capital expenditures, as defined.  The Companies were in compliance with these covenants at June 30, 2006 and December 31, 2005.

The outstanding balance on the Foothill Facility is a joint and several obligation of the Companies. The condensed balance sheet of the Company reflects the full obligation of the Foothill Facility at June 30, 2006 and December 31, 2005 with the amount recorded on the consolidated balance sheet of VRCC recognized as a deemed distribution to reflect the net obligation of the Foothill Facility on the balance sheet of the Company at June 30, 2006. At June 30, 2006, the net amount of the Foothill Facility recorded on the Company’s balance sheet is $0.

Senior Secured and Senior Subordinated Notes

In December 2004, as part of an ownership buyout (the “Buyout”), the VRCC, RBG and B&BB (the “Issuers”) issued $125.0 million of 9% senior secured notes (“Senior Notes”) due on January 15, 2012 and $39.9 million in gross proceeds of 12¾% senior subordinated notes (“Senior Sub Notes”) due January 15, 2013 (collectively the “Notes”).  The Notes are joint and several obligations of the Issuers and all current and future subsidiaries of the Issuers.  Although the Notes are joint and several obligations of the Issuers, the allocation of the balance of the Notes to the individual balance sheets of B&BB, VRCC and RBG was according to the flow of funds at the date of the Buyout with the proceeds of the Senior Notes necessary to purchase the interests of B&BB recorded on the balance sheet of B&BB and the remaining proceeds of the Senior Notes and Senior Sub Notes recording on the balance sheet of VRCC.  The condensed balance sheet of the Company reflects the full obligation of the Notes at June 30, 2006 with an amount that is recorded on the consolidated balance sheet of VRCC recognized as a deemed distribution to reflect the net obligation of the Notes recorded on the balance sheet of the Company at June 30, 2006. At June 30, 2006, the net amount of the Notes recorded on the Company’s balance sheet is $20.6 million.

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

B & BB, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Notes to Condensed Financial Statements (unaudited) (continued)

4.             Long-term Debt (cont’d)

The indentures (the “Indentures”) governing the Issuers’ Notes contain certain customary financial and other covenants, which limit the Issuers’ ability to incur additional debt.  The Indentures provide that the Issuers may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, as defined, on a pro-forma basis after the incurrence of the additional indebtedness is at least 2.00 to 1.00. As of June 30, 2006, the Issuers have incurred $0 of additional indebtedness as defined.

The Indentures also contain other covenants which limit the ability of the Issuers and Guarantors, as defined, under the Indentures to pay dividends, redeem stock, or make other distributions, make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined in the Indentures.  There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries.  The Issuers were in compliance with these covenants at June 30, 2006 and December 31, 2005.

The Senior Notes are secured by substantially all existing and future assets of the Issuers and the Guarantors, as defined, as well as the equity interest of the Guarantors, the equity interests of Mr. Black  and his affiliate in the Issuers.  The Guarantors are all the wholly owned subsidiaries of the Issuers.  The Senior Notes are subordinated to the security interests of the Foothill Facility.  The Senior Sub Notes are subordinate to the Senior Notes and all other indebtedness of the Companies.

Interest Rate Swaps

The Companies’ interest rate swaps terminated effective June 30, 2006.

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

B & BB, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Notes to Condensed Financial Statements (unaudited) (continued)

5.             Gaming Equipment Financing (cont’d)

Gaming equipment financing consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)
Gaming equipment financing to purchase 273 games, no payments for one year and monthly payments of $145 for 24 months beginning February 2006	$2,450	$3,183
Gaming equipment financing to purchase 20 games, monthly payments of $7 for 36 months beginning April 2005	127	167
Gaming equipment financing to purchase 35 games, no payments for one year and monthly payments of $8 for 24 months beginning January 2006	112	176
Gaming equipment financing to purchase 4 games, monthly payments of $1 for 36 months beginning April 2005	23	32
Gaming equipment financing to purchase 20 games, monthly payments of $7 for 36 months beginning April 2005	110	152
	2,822	3,710
Less current portion	(1,830)	(1,647)
Gaming equipment financing, long-term portion	$992	$2,063

6.             Related Party Transactions

Virgin River Foodmart, Inc. (“Foodmart”), a Nevada corporation, is owned by Mr. Black and his siblings.  Participants in the Company’s slot club program are able to redeem their points for gasoline at the Foodmart.  Foodmart charges the Company the retail amount of gas purchased with player points.  For the three and six-month periods ended June 30, 2006 and 2005, Foodmart has charged the Company $14,000, $25,000, $75,000 and $133,000, respectively, for gasoline purchased with points from the Company’s slot club program.

Black, LoBello & Pitegoff is a law firm managed by the daughter of Mr. Black. The Company retains Black, LoBello & Pitegoff as outside legal counsel, and have paid legal fees for legal services in the amount of $0, $14,000, $4,000 and $4,000 for the three and six-month periods ended June 30, 2006 and 2005, respectively.

Gaming Research is a consulting firm retained to perform marketing research for the Company.  The principal of Gaming Research is the father of the Company’s chief operating officer.  Gaming Research received consulting fees of $0, $43,000, $4,000 and $4,000 during the three and six-months ended June 30, 2006 and 2005, respectively

Pursuant to the indenture, Mr. Black is entitled to a management fee for his management of the Company’s business of up to 5% of EBITDA, as defined.  The Company has expensed $110,000 and $219,000, $96,000 and $192,000 during the three and six-month periods ended June 30, 2006 and 2005, respectively, associated with this management fee.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our unaudited consolidated financial statements and the accompanying notes. This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statement, including those discussed herein and elsewhere in our Form 10-K for the year ended December 31, 2005, particularly under the heading “Risk Factors.” We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

We own and operate the CasaBlanca Hotel & Casino (the “Casablanca”), the Oasis Hotel and Casino (the “Oasis”) and the Virgin River Hotel & Casino (the “Virgin River”) in Mesquite, Nevada, which is located approximately 80 miles north of Las Vegas. We own three of the four casinos operating in Mesquite and collectively our properties have a dominant market share in Mesquite. Our properties are well established, each having been in operation for at least nine years, and serve as significant drive-in gaming and resort destinations. Our properties collectively feature over 2,200 slot machines, 75 table games, and 2,100 deluxe hotel rooms, and offer extensive amenities, including championship golf courses, full service spas, a bowling center, movie theaters, restaurants, and banquet and conference facilities. With each of our properties, we leverage our extensive value-oriented amenities and emphasis on slot play to target middle market gaming customers.

Our revenues are primarily derived from gaming revenues, which include revenues from slot machines, table games, live keno, race and sports book wagering and bingo. Gaming revenues are generally defined as gaming wins less gaming losses. In addition, we derive a significant amount of revenue from our hotel rooms and our food and beverage outlets. We also derive revenues from our golf courses, spa facilities, timeshare units, bowling center and other amenities. Promotional allowances consist primarily of free hotel rooms or food and beverages furnished gratuitously to customers. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances. We calculate operating income as net revenues less total operating costs and expenses. Operating income represents only those amounts that relate to our operations and excludes interest income, interest expense, and other non-operating income and expenses.

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

B&BB, Inc., a Nevada corporation, was formed in December 1989 in connection with the construction and development of the Virgin River. B&BB, Inc. operates the hotel casino and owns certain personal property including furniture and fixtures, leasehold improvements and gaming equipment within the casino. Virgin River Casino Corporation, a Nevada corporation, was formed in July 1988 in connection with the construction of the Virgin River. Virgin River Casino Corporation currently owns the land and buildings associated with the Virgin River as well as the Virgin River Convention Center (formerly known as the Mesquite Star Hotel & Casino). Virgin River Casino Corporation generates income from rents received from B & B B, Inc., which operates the Virgin River.

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

In order to offer our customers attractive and modern facilities, we plan to continue to renovate our facilities and add amenities. In particular, in the future we plan to (i) add convention and concert space and redesign the center and pool bar at the Casablanca; (ii) add an additional restaurant and refurbish and remodel the casino interior, coffee shop and lounge at the Virgin River; and (iii) expand and remodel the fine dining restaurant and sports bar at the Oasis. We are currently in the design phase for each of the projects, therefore, budgets and timetables for completion for each have not been finalized.  However, it is anticipated that the total cost for all projects will not exceed $21 million, the same amount previously allocated for our postponed hotel tower.

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

Financial Highlights of Virgin River Casino Corporation

For the Three and Six-Months Ended June 30, 2005 and 2006 (unaudited) (in thousands)

	Three-months ended June 30,		%	Six months ended June 30,		%
	2005	2006	Change	2005	2006	Change
Casino revenues	$15,582	$17,497	12.3%	$31,578	$34,816	10.3%
Casino expenses	7,306	7,712	5.6%	15,018	15,773	5.0%
Profit margin	53.1%	55.9%	—	52.4%	54.7%	—

Food and beverage revenues	$7,942	$8,085	1.8%	$15,837	$16,069	1.5%
Food and beverage expenses	5,125	4,665	(9.0)%	9,818	9,266	(5.6)%
Profit margin	35.5%	42.3%	—	38.0%	42.3%	—

Hotel revenues	$5,478	$6,814	24.4%	$10,819	$13,441	24.2%
Hotel expenses	1,838	1,210	(34.2)%	3,422	2,599	(24.1)%
Profit margin	66.4%	82.2%	—	68.4%	80.7%	—

Other revenues	$7,144	$6,846	(4.2)%	$13,982	$13,680	(2.2)%
Other expenses	3,690	3,133	(15.1)%	7,369	6,224	(15.5)%

Promotional allowances	$4,640	$6,561	41.4%	$9,507	$13,134	38.2%
Percent of gross revenues	12.8%	16.7%	—	13.2%	16.8%	—

General and administrative expenses	$7,497	$9,310	24.2%	$14,490	$17,480	20.6%
Percent of net revenues	23.8%	28.5%	—	23.1%	26.9%	—

Three and six-months ended June 30, 2006 compared to the three and six-months Ended June 30, 2005

Consolidated Net Revenues. Consolidated net revenues increased by 3.7% to $32.7 million for the three-months ended June 30, 2006 as compared to $31.5 million for the three-months ended June 30, 2005. The increase was primarily due to a $1.9 million increase in casino revenues, a $1.3 million increase in hotel revenues and a $0.1 million increase in food and beverage revenues, offset by a $0.3 million decrease in other revenues and a $1.9 million increase in promotional allowances.

Consolidated net revenues increased by 3.4% to $64.9 million for the six-months ended June 30, 2006 as compared to $62.7 million for the six-months ended June 30, 2005. The increase was primarily due to a $3.2 million increase in casino revenues, a $2.6 million increase in hotel revenues and a $0.2 million increase in food and beverage revenues, offset by a $0.3 million decrease in other revenues and a $3.6 million increase in promotional allowances.

Consolidated Operating Income. Consolidated operating income increased by 19.7% to $3.4 million for the three-months ended June 30, 2006 as compared to $2.9 million for the three-months ended

June 30, 2006. In addition, our operating income margin increased to 10.4% of net revenues for the three-months ended June 30, 2006 as compared to 9.0% of net revenues for the three-months ended June 30, 2005. The main reason for the increase was due to reduced operating expenses in food and beverage, hotel and other revenue departments in the current period.

Consolidated operating income decreased by 4.7% to $6.8 million for the six-months ended June 30, 2006 as compared to $7.1 million for the six-months ended June 30, 2006. In addition, our operating income margin decreased to 10.5% of net revenues for the six-months ended June 30, 2006 as compared to 11.4% of net revenues for the three-months ended June 30, 2005. The main reason for the decrease was due to a $1.7 million increase in depreciation and amortization expense offset by reduced operating expenses in food and beverage, hotel and other revenue departments in the current period.

Casino. Casino revenues increased 12.3% to $17.5 million for the three-months ended June 30, 2006 as compared to $15.6 million for the three-months ended June 30, 2005. The increase in casino revenues was due to the increase in slot revenues, which increased $1.8 million between periods as coin-in increased $1.1 million on an increased overall hold for the three-months ended June 30, 2006 compared to the same period in the prior year. Table games revenues increased $0.3 million for the three months ended June 30, 2006 as compared to the same period in the prior year on flat drop. Casino profit margin increased to 55.9% for the three-months ended June 30, 2006 as compared to 53.1% for three-months ended June 30, 2005. The increase in casino profit margin is primarily due to most costs remaining relatively flat or decreasing, with the exception of gaming taxes and advertising and promotions for the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005. Overall casino expenses increased 5.6% for the three-months ended June 30, 2006 compared to the same period in the prior year.

Casino revenues increased 10.3% to $34.8 million for the six-months ended June 30, 2006 as compared to $31.6 million for the six-months ended June 30, 2005. The increase in casino revenues was due to the increase in slot revenues, which increased $2.8 million between periods as coin-in decreased $17.9 million on an increased overall hold for the six-months ended June 30, 2006 compared to the same period in the prior year. Table games revenues increased $0.8 million for the six months ended June 30, 2006 as compared to the same period in the prior year on a $0.7 million increase in drop. Casino profit margin increased to 54.7% for the six-months ended June 30, 2006 as compared to 52.4% for the six-months ended June 30, 2005. The increase in casino profit margin is primarily due to most costs remaining relatively flat or decreasing, with the exception of gaming taxes and advertising and promotions for the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005. Overall casino expenses increased 5.0% for the six-months ended June 30, 2006 compared to the same period in the prior year.

Food and Beverage. Food and beverage revenues increased by 1.8% to $8.1 million for the three-months ended June 30, 2006 as compared to $7.9 million for the three-months ended June 30, 2005. Revenues increased due to an increase in pricing offset by 46,000 fewer covers. Food and beverage expenses decreased 9.0% to $4.7 million for the three-months ended June 30, 2006 as compared to $5.1 million for the three-months ended June 30, 2005 due to a $0.5 million decrease in payroll costs. Food and beverage profit margin increased to 42.3% for the three-months ended June 30, 2006 as compared to 35.5% for the three-months ended June 30, 2005. The increase in food and beverage profit margin is primarily due to an increase in pricing for the period.

Food and beverage revenues increased by 1.5% to $16.1 million for the six-months ended June 30, 2006 as compared to $15.8 million for the six-months ended June 30, 2005. Revenues increased due to an increase in pricing offset by 120,000 fewer covers. Food and beverage expenses decreased 5.6% to $9.3 million for the six-month ended June 30, 2006 as compared to $9.8 million for the six-months ended

June 30, 2005 due to a $0.5 million decrease in payroll costs. Food and beverage profit margin increased to 42.3% for the six-months ended June 30, 2006 as compared to 38.0% for the six-months ended June 30, 2005. The increase in food and beverage profit margin is primarily due to an increase in pricing and a decrease in payroll costs for the period.

Hotel. Hotel revenues increased 24.4% to $6.8 million for the three-months ended June 30, 2006 as compared to $5.5 million for the three-months ended June 30, 2005. Overall occupied rooms were down approximately 9,100 room nights for the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005. The average ADR increased at the Casablanca to $81 during the three-months ended June 30, 2006 compared to $53 in the same period of the prior year and at the Oasis to $46 during the three-months ended June 30, 2006 from $39 during the same period in the prior year. Hotel expenses decreased 34.2% to $1.2 million for the three-months ended June 30, 2006 compared $1.8 million to for the three-months ended June 30, 2005 due to the decrease in occupied rooms. As a result, hotel profit margin increased to 82.2% for the three-months ended June 30, 2006 from 66.4% in the prior three-month period ended June 30, 2005.

Hotel revenues increased 24.2% to $13.4 million for the six-months ended June 30, 2006 as compared to $10.8 million for the six-months ended June 30, 2005. Overall occupied rooms were down approximately 18,700 room nights for the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005. The average ADR increased at the Casablanca to $81 during the six-months ended June 30, 2006 compared to $60 in the same period of the prior year and at the Oasis to $46 during the six-months ended June 30, 2006 from $37 during the same period in the prior year. Hotel expenses decreased 24.1% to $2.6 million for the six-months ended June 30, 2006 compared $3.4 million to for the six-months ended June 30, 2005 due to the decrease in occupied rooms. As a result, hotel profit margin increased to 80.7% for the six-months ended June 30, 2006 from 68.4% in the prior six-month period ended June 30, 2005.

Other Revenues. Other revenues decreased 4.2% to $6.8 million for the three-months ended June 30, 2006 as compared to $7.1 million for the three-months ended June 30, 2005. The slight declines were attributable to decreases in time share revenues at the Casablanca offset by the increases in time share sales at the Oasis due to the bulk sale of inventory. Other expenses decreased 15.1% to $3.1 million for the three-months ended June 30, 2006 as compared to $3.7 million for the three-months ended June 30, 2005. Other expenses decreased due to reduced payroll expenses and cost of sales items for the three-months ended June 30, 2006 compared to June 30, 2005.

Other revenues decreased 2.2% to $13.7 million for the six-months ended June 30, 2006 as compared to $14.0 million for the six-months ended June 30, 2005. Other expenses decreased 15.5% to $6.4 million for the six-months ended June 30, 2006 as compared to $7.4 million for the six-months ended June 30, 2005. Other expenses decreased due to reduced payroll expenses and cost of sales items for the six-months ended June 30, 2006 compared to June 30, 2005.

Promotional Allowances. Promotional allowances increased by 41.4% to $6.6 million for the three-months ended June 30, 2006 as compared to $4.6 million for the three-months ended June 30, 2005. As a percent of gross revenues, promotional allowances increased to 16.7% for the three-months ended June 30, 2006 as compared to 12.8% for the three-months ended June 30, 2005 as we focused our marketing attention on our better gaming customers.

Promotional allowances increased by 38.2% to $13.1 million for the six-months ended June 30, 2006 as compared to $9.5 million for the six-months ended June 30, 2005. As a percent of gross revenues, promotional allowances increased to 16.8% for the six-months ended June 30, 2006 as compared to

13.2% for the six-months ended June 30, 2005 as we focused our marketing attention on our better gaming customers.

General and Administrative (“G&A”). G&A expenses increased by 24.2% to $9.3 million for the three-months ended June 30, 2006 as compared to $7.5 million for the three-months ended June 30, 2005. As a percent of net revenues, G&A expenses increased to 28.5% for the three-months ended June 30, 2006 as compared to 23.8% for the three-months ended June 30, 2005. G&A expenses increased due to a $0.2 million increase in advertising expenses and a $1.5 million increase in salaries and increases in bonuses and management fees.

G&A expenses increased by 20.6% to $17.5 million for the six-months ended June 30, 2006 as compared to $14.5 million for the six-months ended June 30, 2005. As a percent of net revenues, G&A expenses increased to 26.9% for the six-months ended June 30, 2006 as compared to 23.1% for the six-months ended June 30, 2005. G&A expenses increased due to a $0.5 million increase in advertising expenses, a $1.9 million increase in salaries and increases in bonuses and management fees and a $0.6 million increase in medical expenses.

Depreciation and Amortization. Depreciation and amortization increased to $3.1 million for the three-months ended June 30, 2006 compared to $2.6 million for the three-months ended June 30, 2005. The increase was due to the purchase of additional gaming equipment and other capital expenditures in addition to a change in the estimated life of our gaming equipment which was made effective on January 1, 2006 and our purchase accounting adjustment, related to the December 20, 2004 buyout, completed in the fourth quarter of 2005.

Depreciation and amortization increased to $6.5 million for the six-months ended June 30, 2006 compared to $4.8 million for the six-months ended June 30, 2005. The increase was due to the purchase of additional gaming equipment and other capital expenditures in addition to a change in the estimated life of our gaming equipment which was made effective on January 1, 2006 and our purchase accounting adjustment, related to the December 20, 2004 buyout, completed in the fourth quarter of 2005.

Interest Expense. Interest expense remained flat at $4.4 million for the three-months ended June 30, 2006 as compared to $4.5 million the three-months ended June 30, 2005.

Interest expense remained flat at $8.8 million for the six-months ended June 30, 2006 as compared to $8.7 million the six-months ended June 30, 2005.

Change in Fair Value of Swaps. Change in fair value of swaps decreased to income of $0.1 million during the three-months ended June 30, 2006 compared to income of $0.2 million in the same period of the prior year. The decrease in income is due to a decrease in the average notional amount of the swaps outstanding.

Change in fair value of swaps decreased to income of $0.2 million during the six-months ended June 30, 2006 compared to income of $0.7 million in the same period of the prior year. The decrease in income is due to a decrease in the average notional amount of the swaps outstanding.

Cumulative effect of change in accounting principle. We adopted the provisions of SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” The adoption of SFAS 152 resulted in an increase in our allowance for possible credit losses of $0.2 million during the six-months ended June 30, 2006 compared to $0 in the same period in the prior year.

Liquidity and Capital Resources

Cash Flows and Credit Facility

Our primary sources of liquidity and capital resources have been cash flow from operations and our credit facility with Wells Fargo Foothill (the “Foothill Facility”). As of June 30, 2006 and December 31, 2005, cash and cash equivalents were $9.0 million and $9.4 million, respectively.

Operating Activities

Cash provided by operating activities for the six-months ended June 30, 2006 was $6.6 million compared to $12.1 million for the six-months ended June 30, 2005. The $5.5 million decrease was primarily due to a $4.4 million increase cash paid for interest and a $1.8 million decrease in our overall net current payables and receivables offset by a $0.9 million increase in operating income (excluding depreciation and amortization expense and other noncash charges) during the six-month period ended June 30, 2006 compared to the same period in the prior year.

Investing Activities

Cash used in investing activities for the six-months ended June 30, 2006 was $2.8 million compared to $8.7 million for the six-months ended June 30, 2005. The majority of cash used for the period ended June 30, 2006 was due to capital expenditures for our centralized laundry projects.

Cash used in investing activities for the six-months ended June 30, 2005 was $8.7 million. The majority of the cash used for these activities consisted of $2.4 million related to gaming equipment purchases at the properties, $2.2 million related to the room remodel at the Casablanca, $1.2 million of tax payments related to the prior owners that adjusted the purchase price of the December 20, 2004 buyout, $0.2 million for the Casablanca spa expansion, $0.2 million for the Casablanca tower and convention center, $0.3 million for the Starbucks at the Oasis, $0.4 million related to the Oasis hotel room remodel, $0.2 million related to the Oasis casino remodel and remainder for various maintenance capital expenditures offset.

Financing Activities

Cash used in financing activities for the six-months ended June 30, 2006 was $4.2 million compared to $4.2 million for the six-months ended June 30, 2005. For the six-months ended June 30, 2006, $0.5 million represented a decrease in the bank overdraft balance, $5.5 million related to payments on long-term debt associated with the Foothill Facility, equipment financing and time share financing and $1.1 million related to payments on gaming equipment financing. These financing outflows were offset by $3.0 million of borrowings on the Foothill Facility. For the six-months ended June 30, 2005, $1.5 million represented a decrease in the bank overdraft balance, $0.9 million related to payments on long-term debt associated with equipment and time share financing, $1.8 million related to tax distributions, $0.4 million related to payments on gaming equipment financing, and $0.2 million related to payment of debt issuance costs associated with the notes, and our new senior secured credit facility. These financing outflows were offset by $0.5 million of borrowings associated with our time share financing.

Financial Highlights of RBG, LLC (doing business as CasaBlanca Resort/Casino/Golf/Spa), CasaBlanca Resorts, LLC (doing business as Oasis Resort & Casino) and subsidiaries

For the Three and Six -Months Ended June 30, 2005 and 2006 (unaudited) (in thousands)

	Three-months ended June 30,		%	Six months ended June 30,		%
	2005	2006	Change	2005	2006	Change
Casino revenues	$15,582	$17,497	12.3%	$31,578	$34,816	10.3%
Casino expenses	7,306	7,712	5.6%	15,018	15,773	5.0%
Profit margin	53.1%	55.9%	—	52.4%	54.7%	—

Food and beverage revenues	$7,942	$8,085	1.8%	$15,837	$16,069	1.5%
Food and beverage expenses	5,125	4,665	(9.0)%	9,818	9,266	(5.6)%
Profit margin	35.5%	42.3%	—	38.0%	42.3%	—

Hotel revenues	$5,343	$6,720	25.8%	$10,400	$13,096	25.9%
Hotel expenses	1,735	1,088	(37.3)%	3,136	2,303	(26.6)%
Profit margin	67.5%	83.8%	—	69.8%	82.4%	—

Other revenues	$5,491	$5,198	(5.3)%	$10,676	$10,381	(2.8)%
Other expenses	3,690	3,133	(15.1)%	7,369	6,224	(15.5)%

Promotional allowances	$4,653	$6,540	40.6%	$9,507	$13,059	37.4%
Percent of gross revenues	13.5%	17.4%	—	13.9%	17.6%	—

General and administrative expenses	$7,379	$9,274	25.7%	$14,312	$17,400	21.6%
Percent of net revenues	24.8%	30.0%	—	24.3%	28.4%	—

Three and six-months ended June 30, 2006 compared to the three and six-months Ended June 30, 2005

Consolidated Net Revenues. Consolidated net revenues increased by 4.2% to $31.0 million for the three-months ended June 30, 2006 as compared to $29.7 million for the three-months ended June 30, 2005. The increase was primarily due to a $1.9 million increase in casino revenues, a $1.4 million increase in hotel revenues and a $0.1 million increase in food and beverage revenues, offset by a $1.9 million increase in promotional allowances.

Consolidated net revenues increased by 3.9% to $61.3 million for the six-months ended June 30, 2006 as compared to $59.0 million for the six-months ended June 30, 2005. The increase was primarily due to a $3.2 million increase in casino revenues, a $2.7 million increase in hotel revenues and a $0.2 million increase in food and beverage revenues, offset by a $0.3 million decrease in other revenues and a $3.6 million increase in promotional allowances.

Consolidated Operating Income. Consolidated operating income increased by 21.1% to $2.2 million for the three-months ended June 30, 2006 as compared to $1.8 million for the three-months ended June 30, 2005. In addition, our operating income margin increased to 7.2% of net revenues for the three-months ended June 30, 2006 as compared to 6.2% of net revenues for the three-months ended June 30, 2005.

Consolidated operating income decreased by 9.6% to $4.4 million for the six-months ended June 30, 2006 as compared to $4.8 million for the six-months ended June 30, 2005. In addition, our operating income margin decreased to 7.1% of net revenues for the six-months ended June 30, 2006 as compared to 8.2% of net revenues for the six-months ended June 30, 2005.

Casino. Casino revenues increased 12.3% to $17.5 million for the three-months ended June 30, 2006 as compared to $15.6 million for the three-months ended June 30, 2005. The increase in casino revenues was due to the increase in slot revenues, which increased $1.8 million between periods as coin-in increased $1.1 million on an increased overall hold for the three-months ended June 30, 2006 compared to the same period in the prior year. Table games revenues increased $0.3 million for the three months ended June 30, 2006 as compared to the same period in the prior year on flat drop. Casino profit margin increased to 55.9% for the three-months ended June 30, 2006 as compared to 53.1% for three-months ended June 30, 2005. The increase in casino profit margin is primarily due to most costs remaining relatively flat or decreasing, with the exception of gaming taxes and advertising and promotions for the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005. Overall casino expenses increased 5.6% for the three-months ended June 30, 2006 compared to the same period in the prior year.

Casino revenues increased 10.3% to $34.8 million for the six-months ended June 30, 2006 as compared to $31.6 million for the six-months ended June 30, 2005. The increase in casino revenues was due to the increase in slot revenues, which increased $2.8 million between periods as coin-in decreased $17.9 million on an increased overall hold for the six-months ended June 30, 2006 compared to the same period in the prior year. Table games revenues increased $0.8 million for the six months ended June 30, 2006 as compared to the same period in the prior year on a $0.7 million increase in drop. Casino profit margin increased to 54.7% for the six-months ended June 30, 2006 as compared to 52.4% for six-months ended June 30, 2005. The increase in casino profit margin is primarily due to most costs remaining relatively flat or decreasing, with the exception of gaming taxes and advertising and promotions for the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005. Overall casino expenses increased 5.0% for the six-months ended June 30, 2006 compared to the same period in the prior year.

Food and Beverage. Food and beverage revenues increased by 1.8% to $8.1 million for the three-months ended June 30, 2006 as compared to $7.9 million for the three-months ended June 30, 2005. Revenues increased due to an increase in pricing offset by 46,000 fewer covers. Food and beverage expenses decreased 9.0% to $4.7 million for the three-month ended June 30, 2006 as compared to $5.1 million for the three-months ended June 30, 2005 due to a $0.5 million decrease in payroll. Food and beverage profit margin increased to 42.3% for the three-months ended June 30, 2006 as compared to 35.5% for the three-months ended June 30, 2005. The increase in food and beverage profit margin is primarily due to an increase in pricing for the period.

Food and beverage revenues increased by 1.5% to $16.1 million for the six-months ended June 30, 2006 as compared to $15.8 million for the six-months ended June 30, 2005. Revenues increased due to an increase in pricing offset by 120,000 fewer covers. Food and beverage expenses decreased 5.6% to $9.3 million for the six-month ended June 30, 2006 as compared to $9.8 million for the six-months ended June 30, 2005 due to a $0.5 million decrease in payroll costs. Food and beverage profit margin increased to 42.3% for the six-months ended June 30, 2006 as compared to 38.0% for the six-months ended June 30, 2005. The increase in food and beverage profit margin is primarily due to an increase in pricing and a decrease in payroll costs for the period.

Hotel. Hotel revenues increased 25.8% to $6.7 million for the three-months ended June 30, 2006 as compared to $5.3 million for the three-months ended June 30, 2005. Overall occupied rooms were down approximately 8,300 room nights for the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005. The average ADR increased at the Casablanca to $81 during the three-months ended June 30, 2006 compared to $53 in the same period of the prior year and at the Oasis to $46 during the three-months ended June 30, 2006 from $39 during the same period in the prior year. Hotel expenses decreased 37.3% to $1.1 million for the three-months ended June 30, 2006 compared $1.7 million to for the three-months ended June 30, 2005 due to the decrease in occupied rooms. As a result, hotel profit margin increased to 83.8% for the three-months ended June 30, 2006 from 67.5% in the prior three-month period ended June 30, 2005.

Hotel revenues increased 25.9% to $13.1 million for the six-months ended June 30, 2006 as compared to $10.4 million for the six-months ended June 30, 2005. Overall occupied rooms were down approximately 16,600 room nights for the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005. The average ADR increased at the Casablanca to $81 during the six-months ended June 30, 2006 compared to $60 in the same period of the prior year and at the Oasis to $46 during the six-months ended June 30, 2006 from $37 during the same period in the prior year. Hotel expenses decreased 26.6% to $2.3 million for the six-months ended June 30, 2006 compared $3.1 million to for the six-months ended June 30, 2005 due to the decrease in occupied rooms. As a result, hotel profit margin increased to 82.4% for the six-months ended June 30, 2006 from 69.8% in the prior six-month period ended June 30, 2005.

Other Revenues. Other revenues decreased 5.3% to $5.2 million for the three-months ended June 30, 2006 as compared to $5.5 million for the three-months ended June 30, 2005. The slight declines were attributable to decreases in time share revenues at the Casablanca offset by the increases in time share sales at the Oasis due to the bulk sale of inventory. Other expenses decreased 15.1% to $3.1 million for the three-months ended June 30, 2006 as compared to $3.7 million for the three-months ended June 30, 2005. Other expenses decreased due to reduced payroll expenses and cost of sales items for the three-months ended June 30, 2006 compared to June 30, 2005.

Other revenues decreased 2.8% to $10.4 million for the six-months ended June 30, 2006 as compared to $10.7 million for the six-months ended June 30, 2005. Other expenses decreased 15.5% to $6.2 million for the six-months ended June 30, 2006 as compared to $7.4 million for the six-months ended June 30, 2005. Other expenses decreased due to reduced payroll expenses and cost of sales items for the six-months ended June 30, 2006 compared to June 30, 2005.

Promotional Allowances. Promotional allowances increased by 40.6% to $6.5 million for the three-months ended June 30, 2006 as compared to $4.7 million for the three-months ended June 30, 2005. As a percent of gross revenues, promotional allowances increased to 17.4% for the three-months ended June 30, 2006 as compared to 13.5% for the three-months ended June 30, 2005 as we focused our marketing attention on our better gaming customers.

Promotional allowances increased by 37.4% to $13.1 million for the six-months ended June 30, 2006 as compared to $9.5 million for the six-months ended June 30, 2005. As a percent of gross revenues, promotional allowances increased to 17.6% for the six-months ended June 30, 2006 as compared to 13.9% for the six-months ended June 30, 2005 as we focused our marketing attention on our better gaming customers.

General and Administrative (“G&A”). G&A expenses increased by 25.7% to $9.3 million for the three-months ended June 30, 2006 as compared to $7.4 million for the three-months ended June 30, 2005. As a percent of net revenues, G&A expenses increased to 30.0% for the three-months ended June 30, 2006 as compared to 24.8% for the three-months ended June 30, 2005. G&A expenses increased due to a $0.2 million increase in advertising expenses and a $1.5 million increase in salaries and increases in bonuses and management fees.

G&A expenses increased by 21.6% to $17.4 million for the six-months ended June 30, 2006 as compared to $14.3 million for the six-months ended June 30, 2005. As a percent of net revenues, G&A expenses increased to 28.4% for the six-months ended June 30, 2006 as compared to 24.3% for the six-

months ended June 30, 2005. G&A expenses increased due to a $0.5 million increase in advertising expenses, a $1.9 million increase in salaries and increases in bonuses and management fees and a $0.6 million decrease in medical expenses.

Depreciation and Amortization. Depreciation and amortization increased to $2.7 million for the three-months ended June 30, 2006 compared to $2.0 million for the three-months ended June 30, 2005. The increase was due to the purchase of additional gaming equipment and other capital expenditures in addition to a change in the estimated life of our gaming equipment which was made effective January 1, 2006 and our purchase accounting adjustment, related to the December 20, 2004 buyout, completed in the fourth quarter of 2005.

Depreciation and amortization increased to $5.7 million for the six-months ended June 30, 2006 compared to $3.9 million for the six-months ended June 30, 2005. The increase was due to the purchase of additional gaming equipment and other capital expenditures in addition to a change in the estimated life of our gaming equipment which was made effective on January 1, 2006 and our purchase accounting adjustment, related to the December 20, 2004 buyout, completed in the fourth quarter of 2005.

Interest Expense. Interest expense decreased to $0.2 million for the three months ended June 30, 2006 as compared to $0.3 million for the three-months ended June 30, 2005. The decrease in interest expense was due to less outstanding debt in the current three months ended June 30, 2006 compared to June 30, 2005.

Interest expense decreased to $0.3 million for the six-months ended June 30, 2006 as compared to $0.7 million for the six-months ended June 30, 2005. The decrease in interest expense was due to less outstanding debt in the current three months ended June 30, 2006 compared to June 30, 2005.

Change in Fair Value of Swaps. Change in fair value of swaps decreased to income of $0.1 million during the three-months ended June 30, 2006 compared to a decrease to income of $0.1 million in the same period of the prior year. The decrease in income is due to a decrease in the average notional amount of the swaps outstanding.

Change in fair value of swaps decreased to income of $0.1 million during the six-months ended June 30, 2006 compared to a decrease to income of $0.5 million in the same period of the prior year. The decrease in income is due to a decrease in the average notional amount of the swaps outstanding.

Cumulative effect of change in accounting principle. We adopted the provisions of SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” The adoption of SFAS 152 resulted in an increase in our allowance for possible credit losses of $0.2 million during the six-months ended June 30, 2006 compared to $0 in the same period in the prior year.

Liquidity and Capital Resources

Cash Flows and Credit Facility

Our primary sources of liquidity and capital resources have been cash flow from operations and our Foothill Facility. As of June 30, 2006 and December 31, 2005, cash and cash equivalents were $8.6 million and $7.8 million, respectively.

Operating Activities

Cash provided by operating activities for the six-months ended June 30, 2006 was $5.5 million compared to $9.8 million for the six-months ended June 30, 2005. The $4.3 million decrease was primarily due to a $1.0 million increase in operating income (excluding depreciation and amortization expense and other noncash charges) during the six-months ended June 30, 2006 compared to the prior period offset by a $4.8 million decrease in the change in receivables and payables.

Investing Activities

Cash used in investing activities for the six-months ended June 30, 2006 was $2.5 million compared to $7.2 million for the six-months ended June 30, 2005. The majority of cash used for the period ended June 30, 2006 was due to capital expenditures for our centralized laundry projects.

Cash used in investing activities for the six-months ended June 30, 2005 was $7.2 million. For the six-months ended June 30, 2005, the majority of cash used in investing activities consisted of $2.4 million related to gaming equipment purchases at the properties, $2.2 million related to the room remodel at the Casablanca, $0.2 million for the Casablanca spa expansion, $0.2 million for the Casablanca tower and convention center, $0.3 million for the Starbucks at the Oasis, , $0.2 million related to the Oasis casino remodel and remainder for various maintenance capital expenditures offset.

Financing Activities

Cash used in financing activities during the six-months ended June 30, 2006 was $2.2 million compared to $2.4 million for the six-months ended June 30, 2005. For the six-months ended June 30, 2006, $0.5 million represented a decrease in the bank overdraft balance, $0.5 million related to payments on long-term debt associated with equipment and time share financing and $1.1 million related to payments on gaming equipment financing. For the six-months ended June 30, 2005, $1.5 million represented a decrease in the bank overdraft balance, $0.8 million related to payments on long-term debt associated with equipment and time share financing and $0.4 million related to payments on gaming equipment financing. These financing outflows were offset by $0.2 million of borrowings associated with our time share financing.

Financial Highlights of B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

For the Three and Six Months Ended June 30, 2005 and 2006 (unaudited) (in thousands)

	Three-months ended June 30,		%	Six months ended June 30,		%
	2005	2006	Change	2005	2006	Change
Casino revenues	$8,597	$9,046	5.2%	$17,545	$18,799	7.1%
Casino expenses	3,307	3,384	2.3%	7,030	6,830	(2.8)%
Profit margin	61.5%	62.6%	—	59.9%	63.7%	—

Food and beverage revenues	$2,880	$2,904	0.8%	$5,995	$6,157	2.7%
Food and beverage expenses	1,904	1,862	(2.2)%	3,657	3,820	4.5%
Profit margin	33.9	35.9%	—	39.0%	38.0%	—

Hotel revenues	$2,391	$2,664	11.4%	$4,655	$5,311	14.1%
Hotel expenses	752	509	(32.3)%	1,379	1,050	(23.9)%
Profit margin	68.5%	80.9%	—	70.4%	80.2%	—

Other revenues	$695	$689	(0.9)%	$1,398	$1,424	1.9%
Other expenses	377	363	(3.7)%	750	717	(4.4)%

Promotional allowances	$1,866	$2,201	18.0%	$3,901	$4,557	16.8%
Percent of gross revenues	12.8%	14.4%	—	13.2%	14.4%	—

General and administrative expenses	$4,703	$5,356	13.9%	$9,554	$10,349	8.3%
Percent of net revenues	37.0%	40.9%	—	37.2%	38.1%	—

Three and six-months ended June 30, 2006 compared to the three and six-months ended June 30, 2005

Net Revenues. Net revenues increased by 3.2% to $13.1 million for the three-months ended June 30, 2006 as compared to $12.7 million for the three-months ended June 30, 2005. The increase was primarily due to a $0.5 million increase in casino revenues, a $0.2 million increase in hotel revenues, and was offset by a $0.3 million increase in promotional allowances. Net revenues increased $1.4 million to $27.1 million for the six months ended June 30, 2006 as compared to $25.7 million for the six months ended June 30, 2005. The increase was primarily due to a $1.3 million increase in casino revenues, a $0.1 million increase in food and beverage revenues and a $0.6 million increase in hotel revenues, and was offset by a $0.7 million increase in promotional allowances.

Operating Income. Operating income decreased by 54.1% to $0.4 million for the three-months ended June 30, 2006 as compared to $1.0 million for the three-months ended June 30, 2005. In addition, our operating income margin decreased to 3.4% of net revenues for the three-months ended June 30, 2006 as compared to 7.8% of net revenues for the three-months ended June 30, 2005. Operating income decreased $0.1 million to $1.9 million for the six months ended June 30, 2006 as compared to $2.0 million for the six months ended June 30, 2005. In addition, our operating income margin decreased to 7.0% of net revenues for the six-months ended June 30, 2006 as compared to 7.8% of net revenues for the six-months ended June 30, 2005.

Casino. Casino revenues increased 5.2% to $9.0 million for the three-months ended June 30, 2006 as compared to $8.6 million for the three-months ended June 30, 2005. The increase in casino revenues was due to the increase in slot revenues, which increased $0.4 million between periods as the hold percentage for the three-months ended June 30, 2006 increased compared to the same period in the prior year. Table games revenues remained flat for the three months ended June 30, 2006 as compared to the same period in the prior year. Overall casino expenses increased 2.3% for the three-months ended June 30, 2006 compared to the same period in the prior year due mainly to an increase in taxes and license fees on increased gaming revenues and advertising and promotional costs. Casino profit margin increased to 62.6% for the three-months ended June 30, 2006 as compared to 61.5% for three-months ended June 30, 2005.

Casino revenues increased 7.1% to $18.8 million for the six-months ended June 30, 2006 as compared to $17.5 million for the six months ended June 30, 2005. The increase in casino revenues was due to the increase in slot revenues, which increased $0.7 million between periods as the hold percentage increased for the six-months ended June 30, 2006 compared to the same period in the prior year. Table games revenues increase slightly by $0.1 million during the six months ended June 30, 2006 as compared to the same period in the prior year. Overall casino expenses decreased 2.8% for the six-months ended June 30, 2006 compared to the same period in the prior year due to an increase in taxes and license fees on increased gaming revenues and advertising and promotional costs. Casino profit margin increased to 63.7% for the six-months ended June 30, 2006 as compared to 59.9% for six-months ended June 30, 2005.

Food and Beverage. Food and beverage revenues were flat at $2.9 million for the three-months ended June 30, 2006 as compared to $2.9 million for the three-months ended June 30, 2005. Food and beverage expenses also remained flat at $1.9 million for the three-months ended June 30, 2006 as compared to $1.9 million for the three-months ended June 30, 2005. Our food and beverage profit margin increased to 35.9% of net revenues for the three-months ended June 30, 2006 as compared to 33.9% of net revenues for the same period in the prior year. Food and beverage revenues increased by 2.7% to $6.2 million for the six-months ended June 30, 2006 as compared to $6.0 million for the six-months ended June 30, 2005. Food and beverage expenses increased to $3.8 million for the six-months ended June 30, 2006 as compared to $3.7 million for the six-months ended June 30, 2005. Our food and beverage profit margin decreased to 38.0% of net revenues for the six-months ended June 30, 2006 as compared to 39.0% of net revenues for the same period in the prior year.

Hotel. Hotel revenues increased by 11.4% to $2.7 million for the three-months ended June 30, 2006 as compared to $2.4 million for the three-months ended June 30, 2005. The hotel revenues increased due to an increase in the average daily rate on 5,600 fewer occupied rooms during the three-months ended June 30, 2006 compared to the same period in the prior year. Hotel expenses decreased 32.3% to $0.5 million for the three-months ended June 30, 2006 as compared to $0.8 million for the three months ended June 30, 2005 due to the decrease in occupied rooms. As a result, hotel profit margin increased to 80.9% for the three-months ended June 30, 2006 from 68.5% in the same period of the prior year. Hotel revenues increased by 14.1% to $5.3 million for the six-months ended June 30, 2006 as compared to $4.7 million for the six-months ended June 30, 2005. The hotel revenues increased due to an increase in the average daily rate on 9,300 fewer occupied rooms during the six-months ended June 30, 2006 compared to the same period in the prior year. Hotel expenses decreased 23.9% to $1.1 million for the six-months ended June 30, 2006 as compared to $1.4 million for the six months ended June 30, 2005 due to the decrease in occupied rooms. As a result, hotel profit margin increased to 80.2% for the six-months ended June 30, 2006 from 70.4% in the same period of the prior year.

Other Revenues. Other revenues remained relatively flat at $0.7 million for the three-months ended June 30, 2006 as compared to the same period in the prior year. Other expenses remained relatively flat as well at $0.4 million for the three-months ended June 30, 2006 and June 30, 2005. Other revenues remained consistent for the six months ended June 30, 2006 as compared to the same period in the prior year at $1.4 million. Other expenses were also consistent at $0.7 million for the six-months ended June 30, 2006 and June 30, 2005.

Promotional Allowances. Promotional allowances increased by 18.0% to $2.2 million for the three-months ended June 30, 2006 as compared to $1.9 million for the three-months ended June 30, 2005. As a percent of gross revenues, promotional allowances increased to 14.4% of gross revenues for the three-months ended June 30, 2006 as compared to 12.8% for the three months ended June 30, 2005 as we focused our marketing attention on our better gaming customers. Promotional allowances increased by 16.8% to $4.6 million for the six-months ended June 30, 2006 as compared to $3.9 million for the six-months ended June 30, 2005. As a percent of gross revenues, promotional allowances increased to 14.4% of gross revenues for the six-months ended June 30, 2006 as compared to 13.2% for the six months ended June 30, 2005 as we focused our marketing attention on our better gaming customers.

General and Administrative. G&A expenses increased by 13.9% to $5.4 million for the three-months ended June 30, 2006 as compared to $4.7 million for the three-months ended June 30, 2005. As a percent of net revenues, G&A expenses increased to 40.9% for the three-months ended June 30, 2006 as compared to 37.0% for the three-months ended June 30, 2005. The main reason for the increase was due to advertising and promotional costs, employee incentives and an increase in utility costs. G&A expenses increased by 8.3% to $10.3 million for the six-months ended June 30, 2006 as compared to $9.6 million for the six-months ended June 30, 2005. As a percent of net revenues, G&A expenses increased to 38.1% for the six-months ended June 30, 2006 as compared to 37.2% for the six-months ended June 30, 2005. The main reason for the increase were advertising and promotional costs, employee incentives and an increase in utility costs.

Depreciation and Amortization. Depreciation and amortization increased to $1.2 million for the three-months ended June 30, 2006 compared to $0.7 million for the three-months ended June 30, 2005. The increase was due to the purchase of additional gaming equipment and other capital expenditures in addition to a change in the estimated life of our gaming equipment which was made effective January 1, 2006 and our purchase accounting adjustment, related to the December 20, 2004 buyout, completed during the fourth quarter of 2005.

Depreciation and amortization increased to $2.5 million for the six-months ended June 30, 2006 compared to $1.4 million for the six-months ended June 30, 2005. The increase was due to the purchase of additional gaming equipment and other capital expenditures in addition to a change in the estimated life of our gaming equipment which was made effective on January 1, 2006 and our purchase accounting adjustment, related to the December 20, 2004 buyout, completed during the fourth quarter of 2005

Interest Expense. Interest expense remained relatively flat at $0.6 million for the three-months ended June 30, 2006 as compared to the same period in the prior year. Interest expense remained consistent for the six months ended June 30, 2006 as compared to the same period in the prior year at $1.1 million.

Liquidity and Capital Resources

Cash Flows and Credit Facility

Our primary sources of liquidity and capital resources have been cash flow from operations and our credit facility. As of June 30, 2006 and December 31, 2005, cash and cash equivalents were $8.2 million and $6.2 million, respectively.

Operating Activities

Cash provided by operating activities for the six-months ended June 30, 2006 was $4.2 million compared to $3.2 million for the six-months ended June 30, 2005. The $1.0 million increase was primarily due to an increase in operating income (excluding depreciation and amortization expense and other noncash charges)

Investing Activities

Cash used in investing activities for the six-months ended June 30, 2006 was $1.2 million compared to $1.0 million for the six-months ended June 30, 2005. The majority of cash used in investing activities was related to capital expenditures for the property management and back office computer system.

Financing Activities

Cash used in financing activities for the six-months ended June 30, 2006 was $1.1 million compared to $0.7 million for the six-months ended June 30, 2005. For the six-months ended June 30, 2006, $0.9 million represented payments on gaming equipment financing and $0.2 million represented payments on the equipment financing. For the six-months ended June 30, 2005, $0.3 million represented a payment on gaming equipment financing.

Capital Expenditures for Virgin River Casino Corporation, RBG, LLC and B & B B, Inc.

For the remainder of fiscal 2006, we plan to spend approximately $0.4 million in capital expenditures for the consolidation of our laundry operation and for a new property management and back office computer system. In addition, we plan to continue to renovate our facilities and add amenities. In particular, during the remainder of 2006 and throughout 2007, we plan to (i) add convention and concert space and redesign the center and pool bar at the Casablanca; (ii) add an additional restaurant and refurbish and remodel the casino interior, coffee shop and lounge at the Virgin River; and (iii) expand and remodel the fine dining restaurant and sports bar at the Oasis. We are currently in the design phase for each of the projects and with the exception of the Oasis sports bar remodel which is expected to cost $0.5 million and be completed by the end of the third quarter of this year, budgets and timetables for completion for each project have not been finalized; however, it is anticipated that the total cost for all projects will not exceed what had been allocated for our postponed Casablanca hotel tower which was $21 million. We believe that existing cash, cash flows from operations, equipment financing and available borrowings under the Foothill Facility will be adequate to satisfy our anticipated uses of capital during the remainder of 2006.

Off Balance Sheet Arrangements for Virgin River Casino Corporation, RBG, LLC and B & B B, Inc.

We have no off balance sheet arrangements at June 30, 2006 or December 31, 2005.

Contractual Obligations and Commitments for Virgin River Casino Corporation, RBG, LLC and B & B B, Inc.

A description of our contractual obligations and commitment for Virgin River Casino Corporation, RBG, LLC and B & B B, Inc. can be found in item 7 of our Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies for Virgin River Casino Corporation, RBG, LLC and B&BB, Inc.

A description of our critical accounting policies can be found in Item 7 of our Form 10-K for the year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following table provides information about our long-term debt at June 30, 2006:

	Maturity Date	Face Amount	Carrying Value	Estimated Fair Value
	(in thousands)
9% senior secured notes	January 2012	$125,000	$125,000	$125,000
12 3/4 % senior subordinated notes	January 2013	66,000	48,223	43,808
Note payable, interest at 6.21%	December 2006	574	80	80
Total		$191,574	$173,303	$168,888

We are also exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our debt. Historically, this market risk is managed by utilizing derivative financial instruments in accordance with established policies and procedures. We evaluate our exposure to market risk by monitoring interest rates in the marketplace, and do not utilize derivative financial instruments for trading purposes. Our derivative financial instruments consist exclusively of interest rate swap agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. As of June 30, 2006, the interest rate swaps contracts ended.

The following table provides information about our financial instruments that are sensitive to changes in interest rates:

	As of June 30,
	2006	2007	2008	2009	2010	Thereafter	Total
	(dollars in thousands)
Long-term debt (including current portion):
Fixed-rate	$80	$—	$—	$—	$—	$191,000	$191,080
Average interest rate	10.04%	10.14%	10.24%	10.30%	10.30%	10.30%	10.04%
Variable-rate	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—

The gaming equipment financing are agreements that because of their long-term nature we impute interest expense for accounting purposes. Contractually these agreements carry no interest, therefore we believe that there is no exposure to interest rate risk and therefore have excluded those contracts from the presentation above.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of and for the three months ended June 30, 2006. This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. Because the design of a control system is based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006, and have concluded that they are effective to timely alert them to material information relating to us required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

VIRGIN RIVER CASINO CORPORATION

By:	/s/ Curt Mayer	August 14, 2006
Curt Mayer
Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)

RBG, LLC

By:	/s/ Curt Mayer	August 14, 2006
Curt Mayer
Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)

B & B B, INC.

By:	/s/ Curt Mayer	August 14, 2006
Curt Mayer
Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)

CASABLANCA RESORTS, LLC

By:	/s/ Curt Mayer	August 14, 2006
Curt Mayer
Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)

OASIS INTERVAL OWNERSHIP, LLC

By:	/s/ Curt Mayer	August 14, 2006
Curt Mayer
Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)

OASIS INTERVAL MANAGEMENT, LLC

By:	/s/ Curt Mayer	August 14, 2006
Curt Mayer
Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)

OASIS RECREATIONAL PROPERTIES, INC.

By:	/s/ Curt Mayer	August 14, 2006
Curt Mayer
Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)