Form 10-Q
period 2006-09-30
Virgin River Casino CORP; B & B B, Inc.; RBG, LLC
filed 2006-11-14
CIK 1319842, 1319855, 1319845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 333-123179

Virgin River Casino Corporation
RBG, LLC.
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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the Registrant is a large accelerated , an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of common stock outstanding of Virgin River Casino Corporation as of November 1, 2006:
100 shares of common stock.

Number of shares of common stock outstanding of B & B B as of November 1, 2006: 16.75 shares of common stock.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

Virgin River Casino Corporation

Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,668	$9,421
Accounts receivable, net	1,904	1,241
Related party receivables	281	95
Related company receivables	5,188	395
Inventories	1,593	1,652
Property held for vacation interval sales	352	392
Prepaid expenses	3,408	3,194
Current portion of notes receivable	191	303
Total current assets	19,585	16,693
Property and equipment, net	119,799	123,092
Notes receivable, less current portion	1,151	1,821
Other assets	1,486	217
Deferred financing fees	7,272	8,337
Goodwill and other intangible assets, net	29,573	31,193
Total assets	$178,866	$181,353
Liabilities and Stockholder’s Deficit
Current liabilities:
Bank overdraft	$—	$548
Current portion of gaming equipment financing	2,989	2,528
Current portion of long-term debt	40	614
Accounts payable	2,301	2,784
Accrued liabilities	13,120	15,041
Related company payable	5,664	99
Total current liabilities	24,114	21,614
Gaming equipment financing, less current portion	1,214	3,306
Long-term debt, less current portion	174,737	172,333
Fair value of interest rate swaps	—	195
Minority interest	16,661	16,414
Commitments and contingencies
Stockholder’s deficit:
Common stock, no par value; authorized 2,500 shares, 100 shares issued and 88 shares outstanding		—
Additional paid-in capital	3,168	3,168
Deemed distribution	(21,003)	(21,472)
Accumulated deficit	(20,025)	(14,205)
Total stockholder’s deficit	(37,860)	(32,509)
Total liabilities and stockholder’s deficit	$178,866	$181,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virgin River Casino Corporation

Condensed Consolidated Statements of Operations (unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Revenues
Casino	$16,410	$14,283	$51,256	$45,861
Food and beverage	7,543	7,104	23,629	22,994
Hotel	5,521	4,761	18,998	15,643
Related company rental income	1,575	1,575	4,725	4,725
Other	3,277	3,092	13,777	13,924
Total revenues	34,326	30,815	112,385	103,147
Less—promotional allowances	(6,386)	(4,460)	(19,520)	(13,986)
Net revenues	27,940	26,355	92,865	89,161
Operating expenses:
Casino	8,529	7,711	25,078	22,729
Food and beverage	4,243	4,542	13,529	14,413
Hotel	1,000	1,723	3,892	5,352
Other	2,657	2,513	8,565	9,110
General and administrative	9,630	8,262	26,390	23,361
Depreciation and amortization	2,936	2,465	9,419	7,270
Loss on sale and disposal of assets	—	79	248	729
Total operating expenses	28,995	27,295	87,121	82,964
Operating (loss) income	(1,055)	(940)	5,744	6,197
Other income (expense):
Interest expense	(4,362)	(4,571)	(13,177)	(13,287)
Change in fair value of interest rate swaps	—	366	195	1,102
Return on investment with MDW, LLC	264	(113)	484	(288)
Loss before cumulative effective of change in accounting principle and minority interest	(5,153)	(5,258)	(6,754)	(6,276)
Cumulative effect of change in accounting principle	—	—	(196)	—
Loss before minority interest	(5,153)	(5,258)	(6,950)	(6,276)
Minority interest in loss (income) from RBG, LLC and Casablanca Resorts, LLC	222	248	(247)	(254)
Net loss	$(4,931)	$(5,010)	$(7,197)	$(6,530)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virgin River Casino Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended
	September 30,	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(7,197)	$(6,530)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,419	7,270
Minority interest in income from RBG, LLC and Casablanca Resorts, LLC	247	254
Change in fair value of interest rate swaps	(195)	(1,102)
Loss on sale and disposal of assets	248	729
Cumulative effect of change in accounting principle	196	—
Amortization of deferred financing fees	1,063	1,030
Accretion of senior subordinated notes	4,403	3,721
Interest expense on gaming equipment financing	52	232
Cost of vacation intervals sales	41	81
Change in operating assets and liabilities:
Accounts, related company and related party receivables, net	(4,265)	1,395
Inventories	59	(1)
Prepaid expenses	(214)	(575)
Notes receivable	586	304
Accounts payable, accrued liabilities and related company payables	3,689	3,019
Net cash provided by operating activities	8,132	9,827
Cash flows from investing activities:
Proceeds received from sale of assets	43	145
Purchase price adjustment	—	(1,218)
Capital expenditures	(4,635)	(9,197)
Net cash used in investing activities	(4,592)	(10,270)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,000	1,666
Decrease in bank overdraft	(548)	(1,480)
Payment of long-term debt	(7,573)	(1,306)
Payment on gaming equipment financing	(1,879)	(619)
Payment of obligations under capital lease	—	(13)
Payment of financing fees	—	(307)
Tax distributions paid	—	(1,783)
Change in other assets	(1,293)	29
Net cash used in financing activities	(6,293)	(3,813)
Net decrease in cash and cash equivalents	(2,753)	(4,256)
Cash and cash equivalents at beginning of year	9,421	11,114
Cash and cash equivalents at end of period	$6,668	$6,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virgin River Casino Corporation

Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(in thousands)

	Nine months ended
	September 30,	September 30,
	2006	2005
Supplemental cash flow disclosure:
Cash paid for interest	$5,488	$5,889
Acquisition of assets with gaming equipment financing	$215	$5,202
Equity contribution	$1,377	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2006

1.             Basis of Presentation and Background

The accompanying are the condensed consolidated financial statements of Virgin River Casino Corporation, which includes the accounts of RBG, LLC (doing business as CasaBlanca Resort/Casino/Golf/Spa) and its wholly owned subsidiary Casablanca Resorts, LLC (doing business as Oasis Resort & Casino) (collectively the “Company”). Virgin River Casino Corporation (“VRCC”) owns 88.8% of RBG, LLC (“RBG”) and Casablanca Resorts, LLC (“Resorts LLC”). Robert R. Black, Sr. (“Mr. Black”) is the sole shareholder of VRCC and owns 9.28% of RBG individually and through another entity.  Mr. Black also is the sole shareholder of B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo) (“B&BB”). The Company and B&BB are collectively referred to as the “Companies.” The Companies are operated under common management.  Significant intercompany items and transactions of the Company have been eliminated.

Interim Financial Statements — The accompanying unaudited condensed consolidated financial statements as of September 30, 2006 and for the three and nine-month periods ended September 30, 2006 and 2005 are unaudited.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for such periods, have been included.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements filed on Form 10-K for the year ended December 31, 2005.  The results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other period.

Reclassifications — Certain previously reported amounts in the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

2.             Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
	(unaudited)
Land	$35,838	$35,838
Buildings	72,776	71,774
Land and leasehold improvements	18,507	18,400
Furniture, fixtures and equipment	40,529	38,623
Construction in progress	1,501	1,043
	169,151	165,678
Less—accumulated depreciation and amortization	(49,352)	(42,586)
Property and equipment, net	$119,799	$123,092

As a result of the third party business valuation that was conducted in the fourth quarter of 2005, the Company has re-evaluated the useful lives of their slot machines (included in furniture, fixture and equipment above) and effective January 1, 2006, changed that estimate from seven years to five years.  For the three and nine months ended September 30, 2006, operating income of the Company decreased approximately $204,000 and $544,000, respectively, as a result of the change in the estimated lives.

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

3.             Notes Receivable

Notes receivable consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
	(unaudited)
Vacation interval notes receivable	$1,770	$2,519
Allowance for possible credit losses	(428)	(395)
Total notes receivable	1,342	2,124
Less: current portion	(191)	(303)
Non-current notes receivable	$1,151	$1,821

Notes generated from the sale of vacation intervals generally bear interest at annual rates ranging from 12.75% to 14.75% and have terms of 5 to 7 years. The vacation interval notes receivable are collateralized by the right to use and deeds of trust on the vacation interval sold.

In January of 2006, the Company adopted the provisions of SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” SFAS 152 amends existing accounting guidance to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions.” In determining the allowance for possible credit losses, the Company, in accordance with SFAS 152, uses a technique referred to as static pool analysis, which tracks uncollectible notes receivable based on each year’s sales over the entire life of those notes.  The Company considers whether the historical economic conditions are comparable to current economic conditions.  If current economic conditions differ from the economic conditions in effect when the historical experience was generated, the Company adjusts the allowance for possible credit losses to reflect the expected effects of current economic conditions on uncollectibility.  The Company groups all notes receivables in one pool for analytical purposes based on historical collectibility and customer demographics.  As a result of the change in accounting for the allowance for possible credit losses, the Company has recorded in the accompanying statement of operations for the nine-months ended September 30, 2006, a cumulative effect of a change in accounting principle of $196,000 to increase the allowance for possible credit losses.

4.             Long-term Debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
	(unaudited)
Revolving credit facility totaling $15 million with Wells Fargo Foothill, at a margin above prime or LIBOR, as defined; collateralized by substantially all real and personal property, leases, intangibles and other interests of the Companies as defined.	$—	$2,000
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	125,000	125,000
12¾% senior subordinated notes, non-cash interest will accrue at an annual rate of 12¾% in the form of increase accreted value until January 15, 2009. Beginning January 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	49,737	45,333

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.             Long-term Debt (cont’d)

	September 30,	December 31,
	2006	2005
	(unaudited)
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $37 at an interest rate of 6.97%, due June 2006	—	363
Hypothecation Note at prime plus 3.0% (10.25% at December 31, 2005), collateralized by certain notes receivable as defined; guaranteed by one of the initial members, due April 2004	—	94
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $14 at an interest rate of 6.21%, due December 2006	40	157
	174,777	172,947
Less—current portion	(40)	(614)
Total long-term debt	$174,737	$172,333

Foothill Facility

The Wells Fargo Foothill, Inc. credit facility (“Foothill Facility”) is secured by substantially all the assets of the Companies. During the life of the Foothill Facility, the Companies may borrow up to the lesser of (1) $15.0 million less the Letter of Credit Usage, as defined, less the Bank Product Reserve, as defined, or (2) the Borrowing Base, as defined, less the Letter of Credit Usage.  At September 30, 2006, no amounts were drawn under the Foothill Facility.  Accordingly, the availability under the Foothill Facility at September 30, 2006 was $15.0 million.

Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, which is 3.5%, or the Base Rate, as defined, plus the Base Rate Margin, which is 2%.  LIBOR was approximately 5.32% at September 30, 2006.  The Foothill Facility also contains certain financial and other covenants.  These include a minimum trailing twelve-month Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $15,000,000 for the Companies and limitations on other indebtedness and capital expenditures, as defined.  The Companies were in compliance with these covenants at September 30, 2006 and December 31, 2005.  The outstanding balance on the Foothill Facility is a joint and several obligation of the Companies.

Senior Secured and Senior Subordinated Notes

In December 2004, as part of an ownership buyout (the “Buyout”), VRCC, RBG and B&BB (the “Issuers”) issued $125.0 million of 9% senior secured notes (“Senior Notes”) due on January 15, 2012 and $39.9 million in gross proceeds of 12¾% senior subordinated notes (“Senior Sub Notes”) due January 15, 2013 (collectively the “Notes”).  The Notes are joint and several obligations of the Issuers and all current and future subsidiaries of the Issuers.  Although the Notes are joint and several obligations of the Issuers, the allocation of the balance of the Notes to the individual balance sheets of B&BB, VRCC and RBG was according to the flow of funds at the date of the Buyout with the proceeds of the Senior Notes necessary to purchase the interests of B&BB recorded on the balance sheet of B&BB and the remaining proceeds of the Senior Notes and Senior Sub Notes recorded on the consolidated balance sheet of VRCC.  The

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.             Long-term Debt (cont’d)

condensed consolidated balance sheet of the Company reflects the full obligation of the Notes at September 30, 2006, with the amount recorded on the balance sheet of B&BB recognized as a deemed distribution to reflect the net obligation of the Notes recorded on the condensed consolidated balance sheet of the Company at September 30, 2006. At September 30, 2006, the net amount of the Notes recorded on the Company’s condensed consolidated balance sheet was $154.1 million. The Senior Notes pay interest semiannually while the Senior Sub Notes accrue interest in the form of increased accreted value until January 15, 2009, when the carrying book value of the Senior Sub Notes will be $66.0 million.  At that point the Senior Sub Notes will pay interest semiannually on the same dates as the Senior Notes.

The indentures (the “Indentures”) governing the Issuers’ Notes contain certain customary financial and other covenants, which limit the Issuers’ ability to incur additional debt.  The Indentures provide that the Issuers may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, as defined, on a pro-forma basis after the incurrence of the additional indebtedness is at least 2.00 to 1.00. As of September 30, 2006, the Issuers have incurred $0 of additional indebtedness as defined.

The Indentures also contain other covenants which limit the ability of the Issuers and Guarantors, as defined, under the Indentures to pay dividends, redeem stock, or make other distributions, make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined in the Indentures.  There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries.  The Issuers were in compliance with these covenants at September 30, 2006 and December 31, 2005.

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

Interest Rate Swaps

The Companies interest rate swaps terminated effective June 30, 2006.

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

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.             Gaming Equipment Financing (cont’d)

Gaming equipment financing consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
	(unaudited)
Gaming equipment financing to purchase 205 games, no payments for one year and monthly payments of $106 for 24 months beginning February 2006	$1,625	$2,320
Gaming equipment financing to purchase 68 games, no payments for one year and monthly payments of $43 for 24 months beginning January 2006	651	945
Gaming equipment financing to purchase 70 games, no payments for one year and monthly payments of $39 for 24 months beginning March 2006	654	838
Gaming equipment financing to purchase 60 games, monthly payments of $20 for 36 months beginning April 2005	353	513
Gaming equipment financing to purchase 64 games, no payments for one year and monthly payments of $26 for 24 months beginning February 2006	398	577
Gaming equipment financing to purchase 38 games, monthly payments of $13 for 36 months beginning April 2005	210	312
Gaming equipment financing to purchase 20 games, no payments for one year and monthly payments of $8 for 24 months beginning January 2006	112	174
Gaming equipment financing, monthly payments of $3 for 36 months beginning January 2005	33	59
Gaming equipment financing to purchase 6 games, no payments for one year and monthly payments of $6 for 24 months beginning February 2007	65	—
Gaming equipment financing, monthly payments of $1 for 36 months beginning July 2006	32	—
Gaming equipment financing with terms of less than 12 months	70	96
	4,203	5,834
Less current portion	(2,989)	(2,528)
Gaming equipment financing, long-term portion	$1,214	$3,306

Virgin River Casino Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6.             Related Party Transactions

MJB Development is a real estate construction company owned by a former shareholder of the Companies which provides storages services associated with hotel facilities of the Company.  Total charges for leasing of storage containers totaled $0, $0, $0 and $70,000 during the three and nine-months ended September 30, 2006 and 2005, respectively, and are included in the accompanying consolidated statements of operations.

Virgin River Foodmart, Inc., a Nevada corporation, (“Foodmart”) is owned by Mr. Black and his siblings.  Participants in the Company’s slot club program are able to redeem their points for gasoline at the Foodmart.  Foodmart charges the Company the retail amount of gas purchased with player points.  Charges associated with the point redemption for gasoline at the Foodmart were $0, $1,000, $30,000 and $106,000 for the three and nine-months ended September 30, 2006 and 2005, respectively.

Black, LoBello & Pitegoff is a law firm managed by the daughter of Mr. Black. The Company retains Black, LoBello & Pitegoff as outside legal counsel, and has paid legal fees for legal services in the amount of $47,000, $115,000, $68,000 and $112,000 for the three and nine-months ended September 30, 2006 and 2005, respectively.

Pursuant to the Indentures, Mr. Black is entitled to a management fee for his management of the Company business of up to 5% of EBITDA, as defined.  The Company expensed $222,000, $661,000, $192,000 and $576,000 during the three and nine-months ended September 30, 2006 and 2005, respectively, associated with this management fee.

During the three and nine months ended September 30, 2006, it was determined upon completion of the Companies’ income tax returns that $1,377,000 was overpaid by the Companies to Mr. Black for tax distributions during the year ended December 31, 2005.  As a result, the Companies offset that overpayment against earned and unpaid management fees during the three and nine months ended September 30, 2006 which resulted in an equity contribution of $1,377,000 to the Company.

Gaming Research is a consulting firm retained to perform marketing research for the Company.  The principal of Gaming Research is the father of the Company’s chief operating officer.  Gaming Research received consulting fees of $32,000, $80,000, $0 and $0 for the three and nine-months ended September 30, 2006 and 2005, respectively.

Resorts LLC provided management and other services to two related parties that manage and operate the home owners associations of the vacation intervals sold at the property.  Included in the accompanying condensed consolidated balance sheet at September 30, 2006 and December 31, 2005 is a receivable for $281,000 and $95,000, respectively, related to amounts owed for those services.

MDW, LLC (“MDW”) is a Nevada limited-liability company in which Mr. Black has an interest.  On December 15, 2004, pursuant to a termination agreement, the Company terminated its lease with MDW and entered into an arrangement with MDW to sell condominiums.  During the three and nine months ended September 30, 2006, the Company recorded approximately $0.3 million and $0.5 million in other income, respectively, and during the three and nine months ended September 30, 2005, recorded $0.1 million and $0.3 million in other expense, respectively, related to the Company’s investment with MDW.

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

8.             Subsequent Events

As part of the acquisition of the Oasis Hotel and Casino in July 2001, WSR, Inc, (“WSR”) the former owners of the property, retained rights that enabled them to have certain land owned by the Oasis Hotel and Casino in Arizona re-conveyed to them if any of the following events were to occur: 1) WSR is able to purchase the land, currently leased to the Oasis Hotel and Casino, from the State of Arizona and sell the portion of the land used in the operation of the Palms Golf Course back to the Oasis Hotel and Casino; or 2) The Oasis Hotel and Casino is not able to renegotiate a long-term extension to the current lease with the State of Arizona that expires in April 2008 and is required to develop existing land to replace the leased land for the golf course operation.  In August 2006, the Companies purchased those rights for approximately $1.1 million which are included in other assets in the accompanying condensed consolidated balance sheet.

In conjunction with the purchase of those rights, in October 2006, the Companies began efforts to market and sell the 350 acres of land the Companies own in Arizona.  The Companies are utilizing a Las Vegas real estate firm, Diversified Interests, which is owned 100% by Mr. Black, to market the property.  The Companies currently expect to sell the land within the next year.  As a result of the Companies’ decision, at September 30, 2006, the Companies had approximately $325,000 in current assets, $258,000 in current liabilities and $8.9 million in non-current assets that subsequent to September 30, 2006, upon meeting all requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, will be recorded as held for sale in the accompanying consolidated balance sheet.

In October 2006, the Companies adopted the Black Gaming Long Term Incentive Plan (“LTIP”).  LTIP is a long-term formula based compensation plan utilizing EBITDA, as defined, Long-term Debt, as defined, cash and a fixed multiple to compensate senior executives for increasing the operating performance and financial condition of the Companies in the event the executive remains with the Companies.  Future compensation, commencing in the fourth quarter of the year ended December 31, 2006, recognized in accordance with LTIP will be accounted for using the intrinsic value method allowed for nonpublic entities as defined and prescribed by SFAS 123(R) “Share Based Payment”.

The Companies have commenced action to reorganize (the “Proposed Reorganization”) the entities, Virgin River Casino Corporation, RBG, LLC, and B & B B, Inc. under a single holding company, Black Gaming, LLC, a Nevada limited-liability company (“Black Gaming”). The Companies are currently seeking the necessary approvals and licenses from appropriate parties, including but not limited to appropriate gaming authorities. While the Companies hope the Proposed Reorganization will be effective prior to January 1, 2007, no assurance can be given that the Proposed Reorganization will be effective by that date, if ever. As currently proposed, when the Proposed Reorganization is completed, Black Gaming will guarantee payment of the Companies’ 9% senior secured notes and 12 3/4% senior subordinated notes.

RBG, LLC

Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,432	$7,815
Accounts receivable, net	1,899	1,226
Related party receivables	281	95
Related company receivables	5,188	620
Inventories	1,593	1,652
Property held for vacation interval sales	352	392
Prepaid expenses	3,328	3,116
Current portion of notes receivable	191	303
Total current assets	19,264	15,219
Property and equipment, net	81,932	84,397
Notes receivable, less current portion	1,151	1,821
Other assets	1,486	217
Goodwill and other intangible assets, net	29,573	31,193
Total assets	$133,406	$132,847
Liabilities and Members’ Deficit
Current liabilities:
Bank overdraft	$—	$548
Current portion of gaming equipment financing	2,989	2,528
Current portion of long-term debt	40	614
Accounts payable	2,277	2,762
Accrued liabilities	13,088	16,119
Related company payable	863	196
Total current liabilities	19,257	22,767
Gaming equipment financing, less current portion	1,214	3,306
Long-term debt, less current portion	174,737	172,333
Fair value of interest rate swaps	—	195
Commitments and contingencies
Members’ deficit:
Members’ contributions and accumulated deficit	115,335	113,129
Deemed distribution	(177,137)	(178,883)
Total members’ deficit	(61,802)	(65,754)
Total liabilities and members’ deficit	$133,406	$132,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

RBG, LLC

Condensed Consolidated Statements of Operations (unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues
Casino	$16,410	$14,283	$51,256	$45,861
Food and beverage	7,543	7,104	23,629	22,994
Hotel	5,521	4,742	18,653	15,205
Other	3,200	2,999	13,552	13,675
Total revenues	32,674	29,128	107,090	97,735
Less—promotional allowances	(6,386)	(4,459)	(19,445)	(13,966)
Net revenues	26,288	24,669	87,645	83,769
Operating expenses:
Casino	8,529	7,711	25,078	22,729
Food and beverage	4,243	4,542	13,529	14,413
Hotel	998	1,633	3,594	4,995
Other	2,657	2,513	8,565	9,110
General and administrative	9,466	8,195	26,146	23,116
Depreciation and amortization	2,555	1,994	8,291	5,859
Loss on sale and disposal of assets	—	79	248	729
Total operating expenses	28,448	26,667	85,451	80,951
Operating (loss) income	(2,160)	(1,998)	2,194	2,818
Other income (expense):
Interest expense	(86)	(357)	(416)	(1,048)
Change in fair value of interest rate swaps	—	262	140	789
Return on investment with MDW, LLC	264	(113)	484	(288)
(Loss) income before cumulative effective of change in accounting principle	(1,982)	(2,206)	2,402	2,271
Cumulative effect of change in accounting principle	—	—	(196)	—
Net income (loss)	$(1,982)	$(2,206)	$2,206	$2,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

RBG, LLC

Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended
	September 30,	September 30,
	2006	2005

Cash flows from operating activities:
Net income	$2,206	$2,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,291	5,859
Change in fair value of interest rate swaps	(140)	(789)
Loss on sale and disposal of assets	248	729
Cumulative effect of change in accounting principle	196	—
Interest expense on gaming equipment financing	52	232
Cost of vacation intervals sales	41	81
Change in operating assets and liabilities:
Accounts, related company and related party receivables, net	(5,259)	103
Inventories	59	(1)
Prepaid expenses	(212)	(570)
Notes receivable	586	304
Accounts payable, accrued liabilities and related company payables	1,137	1,542
Net cash provided by operating activities	7,205	9,761
Cash flows from investing activities:
Proceeds received from sale of assets	43	145
Capital expenditures	(4,335)	(8,944)
Net cash used in investing activities	(4,292)	(8,799)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	209
Decrease in bank overdraft	(548)	(1,480)
Payment of long-term debt	(573)	(1,126)
Payment on gaming equipment financing	(1,879)	(619)
Payment of obligations under capital lease	—	(13)
Change in other assets	(1,296)	16
Net cash used in financing activities	(4,296)	(3,013)
Net decrease in cash and cash equivalents	(1,383)	(2,051)
Cash and cash equivalents at beginning of year	7,815	7,544
Cash and cash equivalents at end of period	$6,432	$5,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

RBG, LLC

Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(in thousands)

	Nine months ended
	September 30,	September 30,
	2006	2005
Supplemental cash flow disclosure:
Cash paid for interest	$192	$539
Acquisition of assets with gaming equipment financing	$215	$5,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

RBG, LLC

Notes to Condensed Financial Statements (unaudited)
September 30, 2006

1.             Basis of Presentation and Background

The accompanying condensed consolidated financial statements include the accounts of RBG, LLC (doing business as CasaBlanca Resort/Casino/Golf/Spa) and its wholly owned subsidiary Casablanca Resorts, LLC (doing business as Oasis Resort & Casino) (“Resorts LLC”). Virgin River Casino Corporation (“VRCC”) owns 88.8% of RBG, LLC (“RBG”) and Casablanca Resorts, LLC (“Resorts LLC”). Robert R. Black, Sr. (“Mr. Black”) is the sole shareholder of VRCC and owns 9.28% of RBG individually and through another entity.  Mr. Black also is the sole shareholder of B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo) (“B&BB”). VRCC, RBG and B&BB (collectively the “Companies”) are operated under common management. Significant intercompany items and transactions of RBG have been eliminated.

Interim Financial Statements — The accompanying unaudited condensed consolidated financial statements as of September 30, 2006 and for the three and nine-month periods ended September 30, 2006 and 2005 are unaudited.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of RBG’s financial position and results of operations for such periods, have been included.   The accompanying unaudited condensed consolidated financial statements should be read in conjunction with RBG’s audited consolidated financial statements filed on Form 10-K for the year ended December 31, 2005.  The results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other period.

Reclassifications — Certain previously reported amounts in the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

2.             Related Company Receivables and Payables

The related company receivables at September 30, 2006 and December 31, 2005 consist of the following (in thousands):

	September 30, 2006	December 31, 2005
	(unaudited)
Virgin River Casino Corp.	$—	$225
B&BB	5,188	395
Related company receivables	$5,188	$620

The related company payables at September 30, 2006 and December 31, 2005 consist of the following (in thousands):

	September 30, 2006	December 31, 2005
	(unaudited)
Virgin River Casino Corp.	$863	$196

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2.             Related Company Receivables and Payables (cont’d)

The transactions between the RBG and the entities above are based on informal arrangements.  At September 30, 2006 and December 31, 2005, there are no specific payment terms nor do any of the receivables or payables require the payment of any interest.

3.             Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2006	December 31, 2005
	(unaudited)
Land	$21,147	$21,147
Buildings	42,050	41,048
Land and leasehold improvements	14,379	14,272
Furniture, fixtures and equipment	39,179	37,454
Construction in progress	1,290	951
	118,045	114,872
Less—accumulated depreciation and amortization	(36,113)	(30,475)
Property and equipment, net	$81,932	$84,397

As a result of the third party business valuation that was conducted in the forth quarter of 2005, RBG has re-evaluated the useful lives of their slot machines (included in furniture, fixtures and equipment above) and effective January 1, 2006, changed that estimate from seven years to five years. For the three and nine months ended September 30, 2006, operating income of RBG decreased approximately $204,000 and $544,000, respectively, as a result of the change in the estimated lives.

4.             Notes Receivable

Notes receivable consist of the following (in thousands):

	September 30, 2006	December 31, 2005
	(unaudited)
Vacation interval notes receivable	$1,770	$2,519
Allowance for possible credit losses	(428)	(395)
Total notes receivable	1,342	2,124
Less: current portion	(191)	(303)
Non-current notes receivable	$1,151	$1,821

Notes generated from the sale of vacation intervals generally bear interest at annual rates ranging from 12.75% to 14.75% and have terms of 5 to 7 years. The vacation interval notes receivable are collateralized by the right to use and deeds of trust on the vacation interval sold.

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.             Notes Receivable (cont’d)

In January of 2006, RBG adopted the provisions of SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” SFAS 152 amends existing accounting guidance to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions.” In accordance with SFAS 152, RBG now uses a technique referred to as static pool analysis, which tracks uncollectible notes receivable based on each year’s sales over the entire life of those notes.  RBG considers whether the historical economic conditions are comparable to current economic conditions.  If current economic conditions differ from the economic conditions in effect when the historical experience was generated, RBG adjusts the allowance for possible credit losses to reflect the expected effects of current economic conditions on uncollectibility.  RBG groups all notes receivables in one pool for analytical purposes based on historical collectibility and customer demographics.  As a result of the change in accounting for the allowance for possible credit losses, RBG has recorded in the accompanying statement of operations for the nine-months ended September 30, 2006, a cumulative effect of a change in accounting principle of $196,000 to increase the allowance for possible credit losses.

5.             Long-term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2006	December 31, 2005
	(unaudited)
Revolving credit facility totaling $15 million with Wells Fargo Foothill, at a margin above prime or LIBOR, as defined; collateralized by substantially all real and personal property, leases, intangibles and other interests of the Companies as defined.	$—	$2,000
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	125,000	125,000
12 ¾% senior subordinated notes, non-cash interest will accrue at an annual rate of 12 ¾% in the form of increase accreted value until January 15, 2009. Beginning January 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	49,737	45,333
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $37 at an interest rate of 6.97%, due June 2006	—	363
Hypothecation Note at prime plus 3.0% (10.75% at March 31, 2006), collateralized by certain notes receivable as defined; guaranteed by one of the initial members, due April 2004	—	94
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $14 at an interest rate of 6.21%, due December 2006	40	157
	174,777	172,947
Less—current portion	(40)	(614)
Total long-term debt	$174,737	$172,333

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.             Long-term Debt (cont’d)

Foothill Facility

The Wells Fargo Foothill, Inc. credit facility (“Foothill Facility”) is secured by substantially all the assets of the Companies. During the life of the Foothill Facility, the Companies may borrow up to the lesser of (1) $15.0 million less the Letter of Credit Usage, as defined, less the Bank Product Reserve, as defined, or (2) the Borrowing Base, as defined, less the Letter of Credit Usage.  At September 30, 2006, no amounts were drawn under the Foothill Facility.  Accordingly, the availability under the Foothill Facility at September 30, 2006 was $15.0 million.

Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, which is 3.5%, or the Base Rate, as defined, plus the Base Rate Margin, which is 2%.  LIBOR was approximately 5.32% at September 30, 2006.  The Foothill Facility also contains certain financial and other covenants.  These include a minimum trailing twelve-month Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $15,000,000 for the Companies and limitations on other indebtedness and capital expenditures, as defined.  The Companies were in compliance with these covenants at September 30, 2006 and December 31, 2005.

The outstanding balance on the Foothill Facility is a joint and several obligation of the Companies. The condensed consolidated balance sheet of RBG reflects the full obligation of the Foothill Facility at September 30, 2006 and December 31, 2005 with the amount recorded on the consolidated balance sheet of VRCC recognized as a deemed distribution to reflect the net obligation of the Foothill Facility on the consolidated balance sheet of RBG at September 30, 2006.

Senior Secured and Senior Subordinated Notes

In December 2004, as part of an ownership buyout (the “Buyout”), VRCC, RBG and B&BB (the “Issuers”) issued $125.0 million of 9% senior secured notes (“Senior Notes”) due on January 15, 2012 and $39.9 million in gross proceeds of 12¾% senior subordinated notes (“Senior Sub Notes”) due January 15, 2013 (collectively the “Notes”).  The Notes are joint and several obligations of the Issuers and all current and future subsidiaries of the Issuers.  Although the Notes are joint and several obligations of the Issuers, the allocation of the balance of the Notes to the individual balance sheets of B&BB, VRCC and RBG was according to the flow of funds at the date of the Buyout with the proceeds of the Senior Notes necessary to purchase the interests of B&BB recorded on the balance sheet of B&BB and the remaining proceeds of the Senior Notes and Senior Sub Notes recording on the balance sheet of VRCC.  The consolidated balance sheet of RBG reflects the full obligation of the Notes at September 30, 2006 with an amount recognized as a deemed distribution to reflect the net obligation of the Notes recorded on the consolidated balance sheet of RBG at September 30, 2006. At September 30, 2006, the net amount of the Notes recorded on RBG’s balance sheet was $0.

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

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.             Long-term Debt (cont’d)

The indentures (the “Indentures”) governing the Issuers’ Notes contain certain customary financial and other covenants, which limit the Issuers’ ability to incur additional debt.  The Indentures provide that the Issuers may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, as defined, on a pro-forma basis after the incurrence of the additional indebtedness is at least 2.00 to 1.00. As of September 30, 2006, the Issuers have incurred $0 of additional indebtedness as defined. The Indentures also contain other covenants which limit the ability of the Issuers and Guarantors, as defined, under the Indentures to pay dividends, redeem stock, or make other distributions, make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined in the Indentures.  There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries.  The Issuers were in compliance with these covenants at September 30, 2006 and December 31, 2005.

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

Interest Rate Swaps

The Companies interest rate swaps terminated effective June 30, 2006.

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

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6.             Gaming Equipment Financing (cont’d)

Gaming equipment financing for RBG consists of the following (in thousands):

	September 30, 2006	December 31, 2005
	(unaudited)
Gaming equipment financing to purchase 205 games, no payments for one year and monthly payments of $106 for 24 months beginning February 2006	$1,625	$2,320
Gaming equipment financing to purchase 68 games, no payments for one year and monthly payments of $43 for 24 months beginning January 2006	651	945
Gaming equipment financing to purchase 70 games, no payments for one year and monthly payments of $39 for 24 months beginning March 2006	654	838
Gaming equipment financing to purchase 60 games, monthly payments of $20 for 36 months beginning April 2005	353	513
Gaming equipment financing to purchase 64 games, no payments for one year and monthly payments of $26 for 24 months beginning February 2006	398	577
Gaming equipment financing to purchase 38 games, monthly payments of $13 for 36 months beginning April 2005	210	312
Gaming equipment financing to purchase 20 games, no payments for one year and monthly payments of $8 for 24 months beginning January 2006	112	174
Gaming equipment financing, monthly payments of $3 for 36 months beginning January 2005	33	59
Gaming equipment financing to purchase 6 games, no payments for one year and monthly payments of $6 for 24 months beginning February 2007	65	—
Gaming equipment financing, monthly payments of $1 for 36 months beginning July 2006	32	—
Gaming equipment financing with terms of less than 12 months	70	96
	4,203	5,834
Less current portion	(2,989)	(2,528)
Gaming equipment financing, long-term portion	$1,214	$3,306

7.             Related Party Transactions

MJB Development is a real estate construction company owned by a former shareholder of the Companies which provides storage services associated with hotel facilities of RBG.  Total charges for leasing of storage containers totaled $0, $0, $0 and $70,000 during the three and nine-months ended September 30, 2006 and 2005, respectively, and are included in the accompanying consolidated statements of operations.

Virgin River Foodmart, Inc., a Nevada corporation, (“Foodmart”) is owned by Mr. Black and his siblings.  Participants in RBG’s slot club program are able to redeem their points for gasoline at the Foodmart.  Foodmart charges the Company the retail amount of gas purchased with player points.  Charges associated with the point redemption for gasoline at the Foodmart were $0, $1,000, $30,000 and $106,000 for the three and nine-months ended September 30, 2006 and 2005, respectively.

Black, LoBello & Pitegoff is a law firm managed by the daughter of Mr. Black. RBG retains Black, LoBello & Pitegoff as outside legal counsel, and has paid legal fees for legal services in the amount of $46,000, $114,000, $60,000 and $87,000 for the three and nine-months ended September 30, 2006 and 2005, respectively.

Pursuant to the Indentures, Mr. Black is entitled to a management fee for his management of RBG’s business of up to 5% of EBITDA, as defined.  RBG expensed $222,000, $661,000, $192,000 and $576,000 during the three and nine-months ended September 30, 2006 and 2005, respectively, associated with this management fee.

Gaming Research is a consulting firm retained to perform marketing research for RBG.  The principal of Gaming Research is the father of RBG’s chief operating officer.  Gaming Research received consulting fees of $32,000, $80,000, $0 and $0 for the three and nine-months ended September 30, 2006 and 2005, respectively.

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

7.             Related Party Transactions (cont’d)

Resorts LLC provided management and other services to two related parties that manage and operate the home owners associations of the vacation intervals sold at the property.  Included in the accompanying condensed consolidated balance sheet at September 30, 2006 and December 31, 2005 is a receivable for $281,000 and $95,000, respectively, related to amounts owed for those services.

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

9.             Subsequent Events

As part of the acquisition of the Oasis Hotel and Casino in July 2001, WSR, Inc, (“WSR”) the former owners of the property, retained rights that enabled them to have certain land owned by the Oasis Hotel and Casino in Arizona re-conveyed to them if any of the following events were to occur: 1) WSR is able to purchase the land, currently leased to the Oasis Hotel and Casino, from the State of Arizona and sell the portion of the land used in the operation of the Palms Golf Course back to the Oasis Hotel and Casino; or 2) The Oasis Hotel and Casino is not able to renegotiate a long-term extension to the current lease with the State of Arizona that expires in April 2008 and is required to develop existing land to replace the leased land for the golf course operation.  In August 2006, the Companies purchased those rights for approximately $1.1 million which are included in other assets in the accompanying condensed consolidated balance sheet.

In conjunction with the purchase of those rights, in October 2006, the Companies began efforts to market and sell the 350 acres of land the Companies own in Arizona.  The Companies are utilizing a Las Vegas real estate firm, Diversified Interests, which is owned 100% by Mr. Black, to market the property.  The Companies currently expect to sell the land within the next year.  As a result of the Companies’ decision, at September 30, 2006, the Companies had approximately $325,000 in current assets, $258,000 in current liabilities and $8.9 million in non-current assets that subsequent to September 30, 2006, upon meeting all requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, will be recorded as held for sale in the accompanying consolidated balance sheet.

In October 2006, the Companies adopted the Black Gaming Long Term Incentive Plan (“LTIP”).  LTIP is a long-term formula based compensation plan utilizing EBITDA, as defined, Long-term Debt, as defined, cash and a fixed multiple to compensate senior executives for increasing the operating performance and financial condition of the Companies in the event the executive remains with the Companies.  Future compensation, commencing in the fourth quarter of the year ended December 31, 2006, recognized in accordance with LTIP will be accounted for using the intrinsic value method allowed for nonpublic entities as defined and prescribed by SFAS 123(R) “Share Based Payment”.

The Companies have commenced action to reorganize (the “Proposed Reorganization”) the entities, Virgin River Casino Corporation, RBG, LLC, and B & B B, Inc. under a single holding company, Black Gaming, LLC, a Nevada limited-liability company (“Black Gaming”). The Companies are currently seeking the necessary approvals and licenses from appropriate parties, including but not limited to appropriate gaming authorities. While the Companies hope the Proposed Reorganization will be effective prior to January 1, 2007, no assurance can be given that the Proposed Reorganization will be effective by that date, if ever. As currently proposed, when the Proposed Reorganization is completed, Black Gaming will guarantee payment of the Companies’ 9% senior secured notes and 12 3/4% senior subordinated notes.

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

10.          Consolidating Condensed Financial Information

Casablanca Resorts, LLC, Oasis Recreational Properties, Inc., Oasis Interval Management, LLC and Oasis Interval Ownership, LLC (together the “Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, payment of the Notes. Separate condensed financial statement information for RBG and its Guarantor Subsidiaries as of September 30, 2006 (unaudited) and December 31, 2005 and for the nine months ended September 30, 2006 and 2005 (unaudited) is as follows (in thousands):

	RBG	Guarantors	Eliminations	Total Consolidated
As of September 30, 2006
BALANCE SHEET:
Current Assets, including intercompany accounts	$21,367	$18,076	$(20,179)	$19,264
Property and Equipment, net	44,031	37,901	—	81,932
Goodwill and Other Intangibles	14,352	15,221	—	29,573
Other assets (liabilities), excluding intercompany accounts	44,982	1,775	(44,120)	2,637
	$124,732	$72,973	$(64,299)	$133,406

Current Liabilities	$11,013	$28,423	$(20,179)	$19,257
Long-term debt, less current portion	174,737	—	—	174,737
Gaming equipment financing, less current portion	784	430	—	1,214
Members’ (Deficit) Equity	(61,802)	44,120	(44,120)	(61,802)
	$124,732	$72,973	$(64,299)	$133,406

As of December 31, 2005
BALANCE SHEET:
Current Assets, including intercompany accounts	$18,415	$6,911	$(10,107)	$15,219
Property and Equipment, net	46,783	37,614	—	84,397
Goodwill and Other Intangibles	15,047	16,146	—	31,193
Other Assets (liabilities), including intercompany accounts	44,384	716	(43,062)	2,038
	$124,629	$61,387	$(53,169)	$132,847

Current Liabilities	$15,854	$17,020	$(10,107)	$22,767
Long-term debt, less current portion	172,333	—	—	172,333
Gaming equipment financing, less current portion	2,100	1,206	—	3,306
Fair value of interest rate swaps	96	99	—	195
Members’ (Deficit) Equity	(65,754)	43,062	(43,062)	(65,754)
	$124,629	$61,387	$(53,169)	$132,847

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

10.          Consolidating Condensed Financial Information (cont’d)

For the three-months ended
September 30, 2006

STATEMENT OF OPERATIONS

	RBG	Guarantors	Eliminations	Total Consolidated

Net Revenues	$14,199	$12,089	$—	$26,288
Operating Expenses:
Casino	4,753	3,776	—	8,529
Food and beverage	2,287	1,956	—	4,243
Hotel	391	607	—	998
Other	1,555	1,102	—	2,657
General and administrative	4,719	4,747	—	9,466
Depreciation and amortization	1,239	1,316	—	2,555
	14,944	13,504	—	28,448
Operating loss	(745)	(1,415)	—	(2,160)
Income from investment in subsidiary	(1,444)	—	1,444	—
Change in fair value of swap	—	—	—	—
Return on investment with MDW, LLC	264	—	—	264
Interest expense	(57)	(29)	—	(86)
Total other income (expense)	(1,237)	(29)	1,444	178
(Loss) income before cumulative change in accounting principle	(1,982)	(1,444)	1,444	(1,982)
Cumulative effect of change in accounting principle	—	—	—	—
Net (loss) income	$(1,982)	$(1,444)	$1,444	$(1,982)

For the three-months ended
September 30, 2005

STATEMENT OF OPERATIONS

Net Revenues	$13,115	$11,554	$—	$24,669
Operating Expenses:
Casino	4,167	3,544	—	7,711
Food and beverage	2,290	2,252	—	4,542
Hotel	685	948	—	1,633
Other	1,503	1,010	—	2,513
General and administrative	4,315	3,880	—	8,195
Depreciation and amortization	1,172	822	—	1,994
Loss on sale of assets	16	63	—	79
	14,148	12,519	—	26,667

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

9.             Consolidating Condensed Financial Information (cont’d)

For the three-months ended September 30, 2005

STATEMENT OF OPERATIONS

	RBG	Guarantors	Eliminations	Total Consolidated
Operating loss	(1,033)	(965)	—	(1,998)
Income from investment in subsidiary	(990)	—	990	—
Change in fair value of swap	77	185	—	262
Return on investment with MDW, LLC	(113)	—	—	(113)
Interest expense	(147)	(210)	—	(357)
Total other income (expense)	(1,173)	(25)	990	(208)
(Loss) income before cumulative change in accounting principle	(2,206)	(990)	990	(2,206)
Net (loss) income	$(2,206)	$(990)	$990	$(2,206)

For the nine-months ended
September 30, 2006

STATEMENT OF OPERATIONS

Net Revenues	$45,645	$42,000	$—	$87,645
Operating Expenses:
Casino	14,281	10,797	—	25,078
Food and beverage	7,195	6,334	—	13,529
Hotel	1,375	2,219	—	3,594
Other	4,798	3,767	—	8,565
General and administrative	12,787	13,359	—	26,146
Depreciation and amortization	4,149	4,142	—	8,291
Loss on sale of assets	69	179	—	248
	44,654	40,797	—	85,451
Operating income	991	1,203	—	2,194
Income from investment in subsidiary	1,058	—	(1,058)	—
Change in fair value of swap	41	99	—	140
Return on investment with MDW, LLC	484	—	—	484
Interest expense	(243)	(173)	—	(416)
Total other income (expense)	1,340	(74)	(1,058)	208
Income before cumulative change in accounting principle	2,331	1,129	(1,058)	2,402
Cumulative effect of change in accounting principle	(125)	(71)	—	(196)
Net income	$2,206	$1,058	$(1,058)	$2,206

RBG, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

9.             Consolidating Condensed Financial Information (cont’d)

For the nine-months ended
September 30, 2005

STATEMENT OF OPERATIONS

	RBG	Guarantors	Eliminations	Total Consolidated
Net Revenues	$42,991	$40,778	$—	$83,769
Operating Expenses:
Casino	12,296	10,433	—	22,729
Food and beverage	7,411	7,002	—	14,413
Hotel	2,144	2,851	—	4,995
Other	5,151	3,959	—	9,110
General and administrative	11,820	11,296	—	23,116
Depreciation and amortization	3,376	2,483	—	5,859
Loss on sale of assets	33	696	—	729
	42,231	38,720	—	80,951
Operating income	760	2,058	—	2,818
Income from investment in subsidiary	1,981	—	(1,981)	—
Change in fair value of swap	233	556	—	789
Return on investment with MDW, LLC	(288)	—	—	(288)
Interest expense	(415)	(633)		(1,048)
Total other income (expense)	1,511	(77)	(1,981)	(547)
Income before cumulative change in accounting principle	2,271	1,981	(1,981)	2,271
Cumulative effect of change in accounting principle	—	—	—	—
Net income (loss)	$2,271	$1,981	$(1,981)	$2,271

For the nine-months ended September 30, 2006

STATEMENT OF CASH FLOWS

Net cash provided by operating activities	$2,165	$5,040	$—	$7,205
Net cash used in investing activities	(3,354)	(938)	—	(4,292)
Net cash used in financing activities	(2,423)	(1,873)	—	(4,296)

For the nine-months ended September 30, 2005

STATEMENT OF CASH FLOWS

Net cash provided by operating activities	$4,535	$5,226	$—	$9,761
Net cash used in investing activities	(5,070)	(3,729)	—	(8,799)
Net cash used in financing activities	(1,384)	(1,629)	—	(3,013)

B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Condensed Balance Sheets
(in thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,890	$6,211
Accounts receivable, net	258	155
Related company receivables	5,637	122
Inventories	443	392
Prepaid expenses	1,370	1,361
Total current assets	12,598	8,241
Property and equipment, net	10,558	11,155
Goodwill and other intangible assets, net	10,588	11,568
Deferred financing fees	987	1,129
Other assets	64	15
Total assets	$34,795	$32,108

Liabilities and Stockholder’s Deficit
Current liabilities:
Current portion of long-term debt	$—	$174
Current portion of gaming equipment financing	1,877	1,647
Accounts payable	882	843
Accrued liabilities	5,862	10,245
Related company payable	5,161	418
Total current liabilities	13,782	13,327
Gaming equipment financing, less current portion	766	2,063
Long-term debt, less current portion	174,737	172,333
Fair value of interest rate swaps	—	195
Commitments and contingencies
Stockholder’s deficit:
Common stock, no par value; authorized 2,500 shares, 100 shares issued and 88 shares outstanding	—	—
Retained earnings	2,344	2,613
Treasury stock, at cost	(700)	(700)
Deemed distribution	(156,134)	(157,723)
Total stockholder’s deficit	(154,490)	(155,810)
Total liabilities and stockholder’s deficit	$34,795	$32,108

The accompanying notes are an integral part of these condensed financial statements.

B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Condensed Statements of Operations (unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues
Casino	$8,861	$8,390	$27,660	$25,935
Food and beverage	2,869	2,757	9,026	8,752
Hotel	2,108	1,799	7,437	6,481
Other	712	695	2,136	2,059
Total revenues	14,550	13,641	46,259	43,227
Less—promotional allowances	(2,337)	(1,646)	(6,894)	(5,547)
Net revenues	12,213	11,995	39,365	37,680
Operating expenses:
Casino	3,569	3,450	10,691	10,884
Food and beverage	2,147	1,908	5,968	5,515
Hotel	434	747	1,687	2,233
Other	337	336	1,054	1,052
Related company rent	1,575	1,575	4,725	4,725
General and administrative	3,405	3,303	10,127	9,273
Depreciation and amortization	1,198	629	3,684	1,988
Gain on sale and disposal of assets	—	—	(16)	(43)
Total operating expenses	12,665	11,948	37,920	35,627
Operating (loss) income	(452)	47	1,445	2,053
Other expense:
Interest expense	(556)	(608)	(1,714)	(1,752)
Net (loss) income	$(1,008)	$(561)	$(269)	$301

The accompanying notes are an integral part of these condensed financial statements.

B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Condensed Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended
	September 30,	September 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(269)	$301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,684	1,988
Gain on sale and disposal of assets	(16)	(43)
Amortization of deferred financing fees	143	137
Interest expense on gaming equipment financing	22	172
Change in operating assets and liabilities:
Accounts and related company receivables, net	(5,618)	(390)
Inventories	(51)	7
Prepaid expenses	(9)	(310)
Accounts payable, accrued liabilities and related company payables	4,159	220
Net cash provided by operating activities	2,045	2,082
Cash flows from investing activities:
Proceeds received from sale of assets.	11	110
Capital expenditures	(1,968)	(2,209)
Net cash used in investing activities	(1,957)	(2,099)
Cash flows from financing activities:
Payment of long-term debt	(174)	(140)
Payment on gaming equipment financing	(1,186)	(381)
Payment of financing fees	-	(37)
Change in other assets	(49)	(5)
Net cash used in financing activities	(1,409)	(563)
Net decrease in cash and cash equivalents	(1,321)	(580)
Cash and cash equivalents at beginning of year	6,211	5,918
Cash and cash equivalents at end of period	$4,890	$5,338

The accompanying notes are an integral part of these condensed financial statements.

B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Condensed Statements of Cash Flows (unaudited) (continued)
(in thousands)

	Nine months ended
	September 30,	September 30,
	2006	2005
Supplemental cash flow disclosure:
Cash paid for interest	$1,536	$1,056
Acquisition of assets with gaming equipment financing	$118	$3,430

The accompanying notes are an integral part of these condensed financial statements.

B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Notes to Condensed Financial Statements (unaudited)
June 30, 2006

1.             Basis of Presentation and Background

B&BB, Inc. (the “Company” or “B&BB”) is a Nevada corporation formed on December 7, 1989 for the purpose of operating the Virgin River Hotel/Casino/Bingo (“Virgin River”) located in Mesquite, Nevada. The Company’s shares are 100% owned by Randy Black, Sr. (“Mr. Black”). The hotel portion of the facility commenced operations on June 1, 1990, and the casino portion commenced operations on September 1, 1990. The land and buildings are owned by Virgin River Casino Corporation (“VRCC”), a Nevada corporation which is also 100% owned by Mr. Black and leased to B&BB. VRCC owns 88.8% of RBG, LLC (“RBG”) and Casablanca Resorts, LLC (“Resorts LLC”). Mr. Black owns 9.28% of RBG individually and through another entity. Certain personal property including furniture and fixtures, leasehold improvements within the casino, and gaming equipment are owned by B&BB. VRCC, RBG and B&BB (collectively the “Companies”) are operated under common management.

Interim Financial Statements — The accompanying unaudited condensed consolidated financial statements as of September 30, 2006 and for the three and nine-month periods ended September 30, 2006 and 2005 are unaudited.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for such periods, have been included.  The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements filed on Form 10-K for the year ended December 31, 2005.  The results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other period.

Reclassifications — Certain previously reported amounts in the condensed financial statements have been reclassified to conform to the current period’s presentation.

2.             Related Company Receivables and Payables

The related company receivable of the Company consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
	(unaudited)
Virgin River Casino Corp.	$5,637	$106
RBG, LLC	—	8
Casablanca Resorts, LLC	—	8
Related company receivables	$5,637	$122

The related company payable of the Company consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
	(unaudited)
Virgin River Casino Corp.	$—	$14
RBG, LLC	3,325	271
Casablanca Resorts, LLC	1,836	133
Related company payable	$5,161	$418

B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Notes to Condensed Financial Statements (unaudited)

3.             Property and Equipment

The transactions between the Company and the entities above are based on informal arrangements.  At September 30, 2006 and December 31, 2005, there are no specific payment terms nor do any of the receivables require the payment of any interest.

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
	(unaudited)
Buildings	$285	$285
Land and leasehold improvements	3,741	3,741
Furniture, fixtures and equipment	28,961	25,964
Construction in progress	—	893
	32,987	30,883
Less—accumulated depreciation and amortization	(22,429)	(19,728)
Property and equipment, net	$10,558	$11,155

As a result of the third party business valuation that was conducted in the fourth quarter of 2005, the Company has re-evaluated the useful lived of their slot machines (included in furniture, fixtures and equipment above) and effective January 1, 2006, changed that estimate from seven years to five years. For the three and nine months ended September 30, 2006, operating income of the Company decreased approximately $97,000 and $292,000, respectively, as a result of the change in the estimated lives.

4.             Long-term Debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
	(unaudited)
Revolving credit facility totaling $15 million with Wells Fargo Foothill, at a margin above prime or LIBOR, as defined; collateralized by substantially all real and personal property, leases, intangibles and other interests of the Companies as defined.	$—	$2,000
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	125,000	125,000
12 ¾% senior subordinated notes, non-cash interest will accrue at an annual rate of 12 ¾% in the form of increase accreted value until January 15, 2009. Beginning January 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	49,737	45,333
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $17 at an interest rate of 6.97%, due June 2006	—	174
	174,737	172,507
Less—current portion	—	(174)
Total long-term debt	$174,737	$172,333

B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Notes to Condensed Financial Statements (unaudited)

4.             Long-term Debt (cont’d)

Foothill Facility

The Wells Fargo Foothill, Inc. credit facility (“Foothill Facility’) is secured by substantially all the assets of the Companies. During the life of the Foothill Facility, the Companies may borrow up to the lesser of (1) $15.0 million less the Letter of Credit Usage, as defined, less the Bank Product Reserve, as defined, or (2) the Borrowing Base, as defined, less the Letter of Credit Usage.  At September 30, 2006, no amounts were drawn on the Foothill Facility.  Accordingly, the availability under the Foothill Facility at September 30, 2006 was $15.0 million. Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, which is 3.5%, or the Base Rate, as defined, plus the Base Rate Margin, which is 2%.  LIBOR was approximately 5.32% at September 30, 2006.  The Foothill Facility also contains certain financial and other covenants.  These include a minimum trailing twelve-month Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $15,000,000 for the Companies and limitations on other indebtedness and capital expenditures, as defined.  The Companies were in compliance with these covenants at September 30, 2006 and December 31, 2005.

The outstanding balance on the Foothill Facility is a joint and several obligation of the Companies. The condensed balance sheet of the Company reflects the full obligation of the Foothill Facility at September 30, 2006 and December 31, 2005 with the amount recorded on the consolidated balance sheet of VRCC recognized as a deemed distribution to reflect the net obligation of the Foothill Facility on the balance sheet of the Company at September 30, 2006. At September 30, 2006, the net amount of the Foothill Facility recorded on the Company’s balance sheet is $0.

Senior Secured and Senior Subordinated Notes

In December 2004, as part of an ownership buyout (the “Buyout”), the VRCC, RBG and B&BB (the “Issuers”) issued $125.0 million of 9% senior secured notes (“Senior Notes”) due on January 15, 2012 and $39.9 million in gross proceeds of 12¾% senior subordinated notes (“Senior Sub Notes”) due January 15, 2013 (collectively the “Notes”).  The Notes are joint and several obligations of the Issuers and all current and future subsidiaries of the Issuers.  Although the Notes are joint and several obligations of the Issuers, the allocation of the balance of the Notes to the individual balance sheets of B&BB, VRCC and RBG was according to the flow of funds at the date of the Buyout with the proceeds of the Senior Notes necessary to purchase the interests of B&BB recorded on the balance sheet of B&BB and the remaining proceeds of the Senior Notes and Senior Sub Notes recording on the balance sheet of VRCC.  The condensed balance sheet of the Company reflects the full obligation of the Notes at September 30, 2006 with an amount that is recorded on the consolidated balance sheet of VRCC recognized as a deemed distribution to reflect the net obligation of the Notes recorded on the balance sheet of the Company at September 30, 2006. At September 30, 2006, the net amount of the Notes recorded on the Company’s balance sheet is $20.6 million.

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

The indentures (the “Indentures”) governing the Issuers’ Notes contain certain customary financial and other covenants, which limit the Issuers’ ability to incur additional debt.  The Indentures provide that the Issuers may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, as defined, on a pro-forma basis after the incurrence of the additional indebtedness is at least 2.00 to 1.00. As of September 30, 2006, the Issuers have incurred $0 of additional indebtedness as defined.

The Indentures also contain other covenants which limit the ability of the Issuers and Guarantors, as defined, under the Indentures to pay dividends, redeem stock, or make other distributions, make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined in the Indentures.  There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries.  The Issuers were in compliance with these covenants at September 30, 2006 and December 31, 2005.

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

Interest Rate Swaps

The Companies interest rate swaps terminated effective June 30, 2006.

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

B & BB, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Notes to Condensed Financial Statements (unaudited) (continued)

5.             Gaming Equipment Financing (cont’d)

Gaming equipment financing consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
	(unaudited)
Gaming equipment financing to purchase 273 games, no payments for one year and monthly payments of $145 for 24 months beginning February 2006	$2,192	$3,183
Gaming equipment financing to purchase 20 games, monthly payments of $7 for 36 months beginning April 2005	115	167
Gaming equipment financing to purchase 35 games, no payments for one year and monthly payments of $8 for 24 months beginning January 2006	99	176
Gaming equipment financing to purchase 4 games, monthly payments of $1 for 36 months beginning April 2005	21	32
Gaming equipment financing to purchase 20 games, monthly payments of $7 for 36 months beginning April 2005	98	152
Gaming equipment financing , no payments for 18 months and monthly payments of $1 for 36 months beginning July 2006	29	—
Gaming equipment financing , no payments for 36 months and a lump sum payment of $95 due January 2008	89	—
	2,643	3,710
Less current portion	(1,877)	(1,647)
Gaming equipment financing, long-term portion	$766	$2,063

6.             Related Party Transactions

Virgin River Foodmart, Inc. (“Foodmart”), a Nevada corporation, is owned by Mr. Black and his siblings. Participants in the Company’s slot club program are able to redeem their points for gasoline at the Foodmart.  Foodmart charges the Company the retail amount of gas purchased with player points.  For the three and nine-month periods ended September 30, 2006 and 2005, Foodmart has charged the Company $10,000, $36,000, $77,000 and $210,000, respectively, for gasoline purchased with points from the Company’s slot club program.

Black, LoBello & Pitegoff is a law firm managed by the daughter of Mr. Black. The Company retains Black, LoBello & Pitegoff as outside legal counsel, and have paid legal fees for legal services in the amount of $57,000, $71,000, $14,000 and $18,000 for the three and nine-month periods ended September 30, 2006 and 2005, respectively.

Gaming Research is a consulting firm retained to perform marketing research for the Company.  The principal of Gaming Research is the father of the Company’s chief operating officer.  Gaming Research received consulting fees of $16,000, $59,000, $0 and $0 during the three and nine-months ended September 30, 2006 and 2005, respectively

B & BB, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

Notes to Condensed Financial Statements (unaudited) (continued)

6.             Related Party Transactions (cont’d)

Pursuant to the Indentures, Mr. Black is entitled to a management fee for his management of the Company’s business of up to 5% of EBITDA, as defined.  The Company has expensed $110,000 and $329,000, $96,000 and $288,000 during the three and nine-month periods ended September 30, 2006 and 2005, respectively, associated with this management fee.

7.             Subsequent Events

In October 2006, the Companies adopted the Black Gaming Long Term Incentive Plan (“LTIP”).  LTIP is a long-term formula based compensation plan utilizing EBITDA, as defined, Long-term Debt, as defined, cash and a fixed multiple to compensate senior executives for increasing the operating performance and financial condition of the Companies in the event the executive remains with the Companies.  Future compensation, commencing in the fourth quarter of the year ended December 31, 2006, recognized in accordance with LTIP will be accounted for using the intrinsic value method allowed for nonpublic entities as defined and prescribed by SFAS 123(R) “Share Based Payment”.

The Companies have commenced action to reorganize (the “Proposed Reorganization”) the entities, Virgin River Casino Corporation, RBG, LLC, and B & B B, Inc. under a single holding company, Black Gaming, LLC, a Nevada limited-liability company (“Black Gaming”). The Companies are currently seeking the necessary approvals and licenses from appropriate parties, including but not limited to appropriate gaming authorities. While the Companies hope the Proposed Reorganization will be effective prior to January 1, 2007, no assurance can be given that the Proposed Reorganization will be effective by that date, if ever. As currently proposed, when the Proposed Reorganization is completed, Black Gaming will guarantee payment of the Companies’ 9% senior secured notes and 12 3/4% senior subordinated notes.

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

In order to offer our customers attractive and modern facilities, we plan to continue to renovate our facilities and add amenities. In particular, in the future we plan to (i) add convention and concert space and redesign the center and pool bar at the Casablanca; (ii) add an additional restaurant and refurbish and remodel the casino interior, coffee shop and lounge at the Virgin River; and (ii) expand and remodel the fine dining restaurant and sports bar at the Oasis. We are currently in the design phase for each of the projects, therefore, budgets and timetables for completion for each have not been finalized.  However, it is anticipated that the total cost for all projects will not exceed $21 million, the same amount previously allocated for our postponed hotel tower.

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

Financial Highlights of Virgin River Casino Corporation

For the Three-and Nine Months ended September 30, 2006 and 2005 (unaudited) (in thousands)

	Three-months ended September 30,		%	Nine months ended September 30,		%
	2006	2005	Change	2006	2005	Change
Casino revenues	$16,410	14,283	14.9%	$51,256	$45,861	11.8%
Casino expenses	8,529	7,711	10.6%	25,078	22,729	10.3%
Profit margin	48.0%	46.0%	—	51.1%	50.4%	—

Food and beverage revenues	$7,543	7,104	6.2%	$23,629	$22,994	2.8%
Food and beverage expenses	4,243	4,542	(6.6)%	13,529	14,413	(6.1)%
Profit margin	43.7%	36.1%	—	42.7%	37.3%	—

Hotel revenues	$5,521	4,761	16.0%	$18,998	$15,643	21.4%
Hotel expenses	1,000	1,723	(42.0)%	3,892	5,352	(27.3)%
Profit margin	81.9%	63.8%	—	79.5%	65.8%	—

Other revenues	$3,277	3,092	6.0%	$13,777	$13,924	(1.1)%
Other expenses	2,657	2,513	5.7%	8,565	9,110	(6.0)%

Promotional allowances	$6,386	4,460	43.2%	$19,520	$13,986	39.6%
Percent of gross revenues	18.6%	14.5%	—	17.4%	13.6%	—

General and administrative expenses	$9,630	8,262	16.6%	$26,390	$23,361	13.0%

Percent of net revenues	34.5%	31.3%	—	28.4%	26.2%	—

Three and nine-months ended September 30, 2006 compared to the three and nine-months ended September 30, 2005

Consolidated Net Revenues. Consolidated net revenues increased by 6.0% to $28.0 million for the three-months ended September 30, 2006 as compared to $26.4 million for the three-months ended September 30, 2005. The increase was primarily due to a $2.1 million increase in casino revenues, a $0.8 million increase in hotel revenues and a $0.4 million increase in food and beverage revenues and a $0.2 million increase in other revenues, offset by a $1.9 million increase in promotional allowances.

Consolidated net revenues increased by 4.2% to $92.9 million for the nine-months ended September 30, 2006 as compared to $89.2 million for the nine-months ended September 30, 2005. The increase was primarily due to a $5.4 million increase in casino revenues, a $3.4 million increase in hotel revenues and a $0.6 million increase in food and beverage revenues, offset by a decrease in other revenue of $0.1 million and a $5.5 million increase in promotional allowances.

Consolidated Operating Income. Consolidated operating loss increased to $1.1 million for the three-months ended September 30, 2006 as compared to an operating loss of $0.9 million for the three-months ended September 30, 2005. In addition, our operating loss margin increased to 3.8% of net revenues for the three-months ended September 30, 2006 as compared to the loss margin of 3.6% of net revenues for the three-months ended September 30, 2005.  The main reason for the decrease in operating income was primarily due to a $0.8 million increase in casino expenses, a $1.4 million increase in general and administrative expenses and a $0.5 million increase in depreciation and amortization, offset by increases in revenues for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

Consolidated operating income decreased by 7.3% to $5.7 million for the nine-months ended September 30, 2006 as compared to $6.2 million for the nine-months ended September 30, 2005. In addition, our operating income margin decreased to 6.2% of net revenues for the nine-months ended September 30, 2006 as compared to 7.0% of net revenues for the nine-months ended September 30, 2005.  The main reason for the decrease was due to a $3.0 million increase in general and administrative expenses in addition to an increase in depreciation and amortization of $2.1 million offset by reductions in hotel operating expenses and other expenses in the current period.

Casino. Casino revenues increased 14.9% to $16.4 million for the three-months ended September 30, 2006 as compared to $14.3 million for the three-months ended September 30, 2005. The increase in casino revenues was due to the increase in slot revenues, which increased $2.2 million between periods as the hold percentage increased for the three-months ended September 30, 2006  compared to the same period in the prior year offset by a decrease in coin-in.  Table games revenues remained relatively flat for the three months ended September 30, 2006 as compared to the same period in the prior year on increased drop.  Casino profit margin increased to 48.0% for the three-months ended September 30, 2006 as compared to 46.0% for three-months ended September 30, 2005.  Casino expenses increased 10.6% to $8.5 million for the three months ended September 30, 2006 as compared to $7.7 million for the three months ended September 30, 2005. The increase was attributable to increased taxes and license fees which increase with increased gaming revenues in addition to additional expenses attributable to promotional allowances for highly rated players.

Casino revenues increased 11.8% to $51.3 million for the nine-months ended September 30, 2006 as compared to $45.9 million for the nine-months ended September 30, 2005. The increase in casino revenues was due to the increase in slot revenues, which increased $5.0 million between periods on an increased overall hold for the nine-months ended September 30, 2006 compared to the same period in the prior year. Table games revenues increased $0.8 million for the nine months ended September 30, 2006 as compared to the same period in the prior year on increased drop and hold.  Casino profit margin increased to 51.1% for the nine-months ended September 30, 2006 as compared to 50.4% for the nine-months ended September 30, 2005. The increase in casino profit margin is primarily due to most costs remaining relatively flat or decreasing, with the exception of gaming taxes and advertising and promotions for the nine-months ended September 30, 2006 compared to the nine-months ended September 30, 2005. Casino expenses increased 10.3% to $25.1 million for the nine-months ended September 30, 2006 compared to $22.7 million for the nine-months ended September 30, 2005.

Food and Beverage. Food and beverage revenues increased by 6.2% to $7.5 million for the three-months ended September 30, 2006 as compared to $7.1 million for the three-months ended September 30, 2005. Revenues increased due to an increase in pricing.  Food and beverage expenses decreased by 6.6% to $4.2 million for the three-months ended September 30, 2006 as compared to $4.5 million for the three-months ended September 30, 2005.  The decrease in food and beverage expenses was mainly due to a reduction in covers for the quarter.  Food and beverage profit margin increased to 43.7% for the three-months ended September 30, 2006 as compared to 36.1% for the three-months ended September 30, 2005.  The increase in food and beverage profit margin is primarily due to an increase in revenue due to pricing on reduced covers.

Food and beverage revenues increased by 2.8% to $23.6 million for the nine-months ended September 30, 2006 as compared to $23.0 million for the nine-months ended September 30, 2005. Revenues increased due to an increase in pricing offset by fewer covers.  Food and beverage expenses decreased 6.1% to $13.5 million for the nine-month ended September 30, 2006 as compared to $14.4 million for the nine-months ended September 30, 2005.  The decrease in expenses was primarily due to a reduction in covers. Food and beverage profit margin increased to 42.7% for the nine-months ended September 30, 2006 as compared to 37.3% for the nine-months ended September 30, 2005.  The increase in food and beverage profit margin is primarily due to an increase in revenues due to pricing on reduced covers for the period.

Hotel. Hotel revenues increased 16.0% to $5.5 million for the three-months ended September 30, 2006 as compared to $4.8 million for the three-months ended September 30, 2005. Hotel revenues increased due to increased occupied rooms on increases in ADR.  Hotel expenses decreased 42.0% to $1.0 million for the three-months ended September 30, 2006 compared to $1.7 million for the three-months ended September 30, 2005 due to reduced payroll costs.  As a result, hotel profit margin increased to 81.9% for the three-months ended September 30, 2006 from 63.8% in the prior three-month period ended September 30, 2005.

Hotel revenues increased 21.4% to $19.0 million for the nine-months ended September 30, 2006 as compared to $15.6 million for the nine-months ended September 30, 2005. Hotel revenues increased due to increased ADR offset by a decreased number of occupied rooms. Hotel expenses decreased 27.3% to $3.9 million for the nine-months ended September 30, 2006 compared to $5.4 million for the nine-months ended September 30, 2005 due to an overall decline in occupied rooms.  As a result, hotel profit margin increased to 79.5% for the nine-months ended September 30, 2006 from 65.8% in the prior nine-month period ended September 30, 2005.

Other Revenues. Other revenues increased 6.0% to $3.3 million for the three-months ended September 30, 2006 as compared to $3.1 million for the three-months ended September 30, 2005 due to increases in spa, golf and gift shop revenues. These increases were due to the promotional golf and spa package advertised during the third quarter.   Other expenses increased 5.7% to $2.7 million for the three-months ended September 30, 2006 as compared to $2.5 million for the three-months ended September 30, 2005.

Other revenues decreased 1.1% to $13.8 million for the nine-months ended September 30, 2006 as compared to $13.9 million for the nine-months ended September 30, 2005.  The main reason for the reduction was due to a $0.4 million decrease in time share revenue, a $0.3 million decrease in golf revenue, and a $0.3 million decrease in gift shop revenue all of which was offset by a $0.4 million increase in spa revenue and a $0.4 million increase in concert and showroom revenue.   Other expenses decreased 6.0% to $8.6 million for the nine-months ended September 30, 2006 as compared to $9.1 million for the nine-months ended September 30, 2005.  The main reason for the decrease is due to decreases in the cost associated with the time share operation offset by increases in costs associated with the concert and showroom revenue.

Promotional Allowances. Promotional allowances increased by 43.2% to $6.4 million for the three-months ended September 30, 2006 as compared to $4.5 million for the three-months ended September 30, 2005. As a percent of gross revenues, promotional allowances increased to 18.6% for the three-months ended September 30, 2006 as compared to 14.5% for the three-months ended September 30, 2005 as we focused our marketing attention on our better gaming customers.

Promotional allowances increased by 39.6% to $19.5 million for the nine-months ended September 30, 2006 as compared to $14.0 million for the nine-months ended September 30, 2005. As a percent of gross revenues, promotional allowances increased to 17.4% for the nine-months ended September 30, 2006 as compared to 13.6% for the nine-months ended September 30, 2005 as we focused our marketing attention on our better gaming customers.

General and Administrative (“G&A”).  G&A expenses increased by 16.6% to $9.6 million for the three-months ended September 30, 2006 as compared to $8.3 million for the three-months ended September 30, 2005. As a percent of net revenues, G&A expenses increased to 34.5% for the three-months ended September 30, 2006 as compared to 31.3% for the three-months ended September 30, 2005. G&A expenses increased due to an increase in salaries and bonuses, professional fees, advertising, repair and maintenance and utilities.

G&A expenses increased by 13.0% to $26.4 million for the nine-months ended September 30, 2006 as compared to $23.4 million for the nine-months ended September 30, 2005. As a percent of net revenues, G&A expenses increased to 28.4% for the nine-months ended September 30, 2006 as compared to 26.2% for the nine-months ended September 30, 2005.  G&A expenses increased due to an increase in salaries and bonuses, professional fees, advertising, repair and maintenance and utilities.

Depreciation and Amortization.  Depreciation and amortization expense increased to $2.9 million for the three-months ended September 30, 2006 compared to $2.5 million for the three-months ended September 30, 2005 due to the change in the estimated life of our gaming equipment which was made effective on January 1, 2006 and our purchase accounting adjustment, related to the December 20, 2004 buyout, completed in the fourth quarter of 2005.

Depreciation and amortization increased to $9.4 million for the nine-months ended September 30, 2006 compared to $7.3 million for the nine-months ended September 30, 2005. The increase was due to the purchase of additional gaming equipment and other capital expenditures in addition to a change in the estimated life of our gaming equipment which was made effective on January 1, 2006 and our purchase accounting adjustment, related to the December 20, 2004 buyout, completed in the fourth quarter of 2005.

Interest Expense. Interest expense decreased to $4.4 million for the three-months ended September 30, 2006 as compared to $4.6 million the three-months ended September 30, 2005. The decrease was due to a decrease in outstanding debt amounts.

Interest expense decreased to $13.2 million for the nine-months ended September 30, 2006 as compared to $13.3 million the nine-months ended September 30, 2005. The decrease was due to a decrease in outstanding debt amounts.

Change in Fair Value of Swaps. The interest rate swaps terminated on June 30, 2006.  During the three-months ended September 30, 2005 the change in fair value of swaps resulted in income of $0.4 million.

Change in fair value of swaps decreased to income of $0.2 million during the nine-months ended September 30, 2006 compared to income of $1.1 million in the same period of the prior year.  The decrease is due to the termination of the swaps effective June 30, 2006 and the decreasing notional amount of the swaps during 2006.

Cumulative effect of change in accounting principle. We adopted the provisions of SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” The adoption of SFAS 152 resulted in an increase in our allowance for possible credit losses of $0.2 million during the nine-months ended September 30, 2006 compared to $0 in the same period in the prior year.

Liquidity and Capital Resources

Cash Flows and Credit Facility

Our primary sources of liquidity and capital resources have been cash flow from operations and our credit facility with Wells Fargo Foothill (the “Foothill Facility”).  As of September 30, 2006 and December 31, 2005, cash and cash equivalents were $6.7 million and $9.4 million, respectively.

Operating Activities

Cash provided by operating activities for the nine-months ended September 30, 2006 was $8.1 million compared to $9.8 million for the nine-months ended September 30, 2005. The main reason for the $1.7 million decrease was primarily due to a $1.2 million increase in operating income (excluding depreciation and amortization expense and other noncash charges), a $0.8 million increase in the return on investment with MDW, LLC, a $0.4 million reduction in cash paid for interest, a $0.3 million increase in payments for notes receivable and a $0.7 million increase in accrued liabilities and accounts and related company payables all offset by a $5.7 million increase in accounts, related company and related party receivables during the nine-month period ended September 30, 2006 compared to the same period in the prior year.

Investing Activities

Cash used in investing activities for the nine-months ended September 30, 2006 was $4.6 million compared to $10.3 million for the nine-months ended September 30, 2005. The majority of cash used for the period ended September 30, 2006 was due to the centralized laundry, remodel of Oasis pizza pub and remodel of the Casablanca sports book.

Cash used in investing activities for the nine-months ended September 30, 2005 was $10.3 million.  The majority of the cash used for these activities consisted of $2.1 million related to gaming equipment purchases at the properties, $2.9 million related to the room remodel at the Casablanca, $0.2 for the Casablanca spa expansion, $0.3 for the fine dining expansion at the Casablanca, $0.4 million for the Casablanca tower and convention center, $0.3 for the Starbucks at the Oasis, $0.4 million related to the Oasis hotel room remodel, $0.2 for the casino remodel at the Oasis, $0.2 million for the buffet expansion at the Virgin River, $0.4 for laundry equipment and $1.8 million related to various maintenance capital expenditures.  In addition, $1.2 million of tax payments were made related to the prior owners that adjusted the purchase price of the Buyout.

Financing Activities

Cash used in financing activities for the nine-months ended September 30, 2006 was $6.3 million compared to $3.8 million for the nine-months ended September 30, 2005. For the nine-months ended September 30, 2006, $0.5 million represented a decrease in the bank overdraft balance, $7.6 million related to payments on long-term debt associated with the Foothill Facility, equipment financing and time share financing and $1.9 million related to payments on gaming equipment financing.  These financing outflows were offset by $5.0 million of borrowings on the Foothill Facility.  For the nine-months ended September 30, 2005, $1.5 million represented a decrease in the bank overdraft balance, $1.3 million related to payments on long-term debt associated with equipment and time share financing, $1.8 million related to tax distributions, $0.6 million related to payments on gaming equipment financing, and $0.3 million related to payment of debt issuance costs associated with the notes, and our new senior secured credit facility. These financing outflows were offset by $1.7 million of borrowings associated with our time share financing and Foothill Facility.

Financial Highlights of RBG, LLC (doing business as CasaBlanca Resort/Casino/Golf/Spa), CasaBlanca Resorts, LLC (doing business as Oasis Resort & Casino) and subsidiaries

For the Three and Nine -Months Ended September 30, 2006 and 2005 (unaudited) (in thousands)

	Three-months ended September 30,		%	Nine months ended September 30,		%
	2006	2005	Change	2006	2005	Change
Casino revenues	$16,410	$14,283	14.9%	$51,256	$45,861	11.8%
Casino expenses	8,529	7,711	10.6%	25,078	22,729	10.3%
Profit margin	48.0%	46.0%	—	51.1%	50.4%	—

Food and beverage revenues	$7,543	$7,104	6.2%	$23,629	$22,994	2.8%
Food and beverage expenses	4,243	4,542	(6.6)%	13,529	14,413	(6.1)%
Profit margin	43.7%	36.1%	—	42.7%	37.3%	—

Hotel revenues	$5,521	$4,742	16.4%	$18,653	$15,205	22.7%
Hotel expenses	998	1,633	(38.9)%	3,594	4,995	(28.0)%
Profit margin	81.9%	65.6%	—	80.7%	67.1%	—

Other revenues	$3,200	$2,999	6.7%	$13,552	$13,675	(0.9)%
Other expenses	2,657	2,513	5.7%	8,565	9,110	(6.0)%

Promotional allowances	$6,386	$4,459	43.2%	$19,445	$13,966	39.2%
Percent of gross revenues	19.5%	15.3%	—	18.2%	14.3%	—

General and administrative expenses	$9,466	$8,195	15.5%	$26,146	$23,116	13.1%

Percent of net revenues	36.0%	33.2%	—	29.8%	27.6%	—

Three and nine-months ended September 30, 2006 compared to the three and nine-months ended September 30, 2005

Consolidated Net Revenues.  Consolidated net revenues increased by 6.6% to $26.3 million for the three-months ended September 30, 2006 as compared to $24.7 million for the three-months ended September 30, 2005. The increase was primarily due to a $2.1 million increase in casino revenues, a $0.8 million increase in hotel revenues and a $0.4 million increase in food and beverage revenues, a $0.2 million increase in other revenues offset by an  increase of $1.9 million in promotional allowances.

Consolidated net revenues increased by 4.6% to $87.6 million for the nine-months ended September 30, 2006 as compared to $83.8 million for the nine-months ended September 30, 2005. The increase was primarily due to a $5.4 million increase in casino revenues, a $3.5 million increase in hotel revenues and a $0.6 million increase in food and beverage revenues, offset by a decrease in other revenues of $0.5 and a $5.6 million increase in promotional allowances.

Consolidated Operating Income.  Consolidated operating loss increased by 8.1% to $2.2 million for the three-months ended September 30, 2006 as compared to an operating loss of $2.0 million for the three-months ended September 30, 2005. In addition, our operating loss margin increased to 8.2% of net revenues for the three-months ended September 30, 2006 as compared to 8.1% of net revenues for the three-months ended September 30, 2005.  The main reason for the decrease was due to an increase in general and administrative expenses along with the increase in depreciation and amortization expense in the current period.

Consolidated operating income decreased by 22.1% to $2.2 million for the nine-months ended September 30, 2006 as compared to $2.8 million for the nine-months ended September 30, 2005. In addition, our operating income margin decreased to 2.5% of net revenues for the nine-months ended September 30, 2006 as compared to 3.4% of net revenues for the nine-months ended September 30, 2005.  The main reason for the decrease was due to an increase in general and administrative expenses along with the increase in depreciation and amortization expense in the current period.

Casino. Casino revenues increased 14.9% to $16.4 million for the three-months ended September 30, 2006 as compared to $14.3 million for the three-months ended September 30, 2005. The increase in casino revenues was due to the increase in slot revenues, which increased $2.2 million between periods as the hold percentage for the three-months ended September 30, 2006 increased compared to the same period in the prior year offset by a decrease in coin in.  Table games revenues remained flat for the three months ended September 30, 2006 as compared to the same period in the prior year on increased drop amounts yielding a lower hold percentage for the three months ended September 30, 2006 as compared to September 30, 2005.  Casino profit margin increased to 48.0% for the three-months ended September 30, 2006 as compared to 46.0% for three-months ended September 30, 2005.  Casino expenses increased 10.6% to $8.5 million for the three-months ended September 30, 2006 as compared to $7.7 million for the three-months ended September 30, 2005.  The increase was attributable to increased taxes and license fees which increase with increased gaming revenues in addition to additional expenses attributable to promotional allowances for high rated players.

Casino revenues increased 11.8% to $51.3 million for the nine-months ended September 30, 2006 as compared to $45.9 million for the nine-months ended September 30, 2005. The increase in casino revenues was due to the increase in slot revenues, which increased $5.0 million between periods on an increased overall hold for the nine-months ended September 30, 2006 compared to the same period in the prior year. Table games revenues increased $0.8 million for the nine months ended September 30, 2006 as compared to the same period in the prior year on increased drop and hold.  Casino profit margin increased to 51.1% for the nine-months ended September 30, 2006 as compared to 50.4% for the nine-months ended September 30, 2005. The increase in casino profit margin is primarily due to most costs remaining relatively flat or decreasing, with the exception of gaming taxes and advertising and promotions for the nine-months ended September 30, 2006 compared to the nine-months ended September 30, 2005. Casino expenses increased 10.3% to $25.1 million for the nine-months ended September 30, 2006 compared to $22.7 million for the nine-months ended September 30, 2005.

Food and Beverage. Food and beverage revenues increased by 6.2% to $7.5 million for the three-months ended September 30, 2006 as compared to $7.1 million for the three-months ended September 30, 2005. Revenues increased due to an increase in pricing.  Food and beverage expenses decreased by 6.6% to $4.2 million for the three-months ended September 30, 2006 as compared to $4.5 million for the three-months ended September 30, 2005.  The decrease in food and beverage expenses was mainly due to a reduction in covers.  Food and beverage profit margin increased to 43.7% for the three-months ended September 30, 2006 as compared to 36.1% for the three-months ended September 30, 2005.  The increase in food and beverage profit margin is primarily due to an increase in revenue due to pricing for the period offset by a reduction in covers.

Food and beverage revenues increased by 2.8% to $23.6 million for the nine-months ended September 30, 2006 as compared to $23.0 million for the nine-months ended September 30, 2005. Revenues increased due to an increase in pricing offset by fewer covers.  Food and beverage expenses decreased 6.1% to $13.5 million for the nine-month ended September 30, 2006 as compared to $14.4 million for the nine-months ended September 30, 2005.  The decrease in expenses was primarily due to a reduction in covers during the quarter. Food and beverage profit margin increased to 42.7% for the nine-months ended September 30, 2006 as compared to 37.3% for the nine-months ended September 30, 2005.  The increase in food and beverage profit margin is primarily due to an increase in revenue due to pricing and a decrease in costs due to a reduction in covers.

Hotel. Hotel revenues increased 16.4% to $5.5 million for the three-months ended September 30, 2006 as compared to $4.7 million for the three-months ended September 30, 2005. Hotel revenues increased due to increased occupied rooms on increased ADR ..  Hotel expenses decreased 38.9% to $1.0 million for the three-months ended September 30, 2006 compared to $1.6 million for the three-months ended September 30, 2005 due to reduced payroll costs.  As a result, hotel profit margin increased to 81.9% for the three-months ended September 30, 2006 from 65.6% in the prior three-month period ended September 30, 2005.

Hotel revenues increased 22.7% to $18.7 million for the nine-months ended September 30, 2006 as compared to $15.2 million for the nine-months ended September 30, 2005. Hotel revenues increased due to increased ADR offset by a decreased number of occupied rooms.  Hotel expenses decreased 28.0% to $3.6 million for the nine-months ended September 30, 2006 compared to $5.0 million for the nine-months ended September 30, 2005 due to an overall decline in occupied rooms.  As a result, hotel profit margin increased to 80.7% for the nine-months ended September 30, 2006 from 67.1% in the prior nine-month period ended September 30, 2005.

Other Revenues. Other revenues increased 6.7% to $3.2 million for the three-months ended September 30, 2006 as compared to $3.0 million for the three-months ended September 30, 2005 due to increases in spa, golf and gift shop revenues. These increases were due to the promotional golf and spa package advertised during the third quarter.  Other expenses increased 5.7% to $2.7 million for the three-months ended September 30, 2006 as compared to $2.5 million for the three-months ended September 30, 2005.  Other expenses increased as a result of the increased volume related to the golf and spa package promotion for the three-months ended September 30, 2006 compared to September 30, 2005.

Other revenues decreased 0.9% to $13.6 million for the nine-months ended September 30, 2006 as compared to $13.7 million for the nine-months ended September 30, 2005. The main reason for the reduction was due to a $0.4 million decrease in time share revenue, a $0.3 million decrease in golf revenue, and a $0.3 million decrease in gift shop revenue all of which was offset by a $0.4 million increase in spa revenue and a $0.4 million increase in concert and showroom revenue.  Other expenses decreased 6.0% to $8.6 million for the nine-months ended September 30, 2006 as compared to $9.1 million for the nine-months ended September 30, 2005.  The main reason for the decrease is due to decreases in the cost associated with the time share operation offset by increases in costs associated with the concert and showroom revenue

Promotional Allowances. Promotional allowances increased by 43.2% to $6.4 million for the three-months ended September 30, 2006 as compared to $4.5 million for the three-months ended September 30, 2005. As a percent of gross revenues, promotional allowances increased to 19.5% for the three-months ended September 30, 2006 as compared to 15.3% for the three-months ended September 30, 2005 as we focused our marketing attention on our better gaming customers.

Promotional allowances increased by 39.2% to $19.4 million for the nine-months ended September 30, 2006 as compared to $14.0 million for the nine-months ended September 30, 2005. As a percent of gross revenues, promotional allowances increased to 18.2% for the nine-months ended September 30, 2006 as compared to 14.3% for the nine-months ended September 30, 2005 as we focused our marketing attention on our better gaming customers.

General and Administrative (“G&A”).  G&A expenses increased by 15.5% to $9.5 million for the three-months ended September 30, 2006 as compared to $8.2 million for the three-months ended

September 30, 2005. As a percent of net revenues, G&A expenses increased to 36.0% for the three-months ended September 30, 2006 as compared to 33.2% for the three-months ended September 30, 2005. G&A expenses increased due to an increase in repairs and maintenance expenses and an increase in salaries and increases in bonuses and management fees.

G&A expenses increased by 13.1% to $26.1 million for the nine-months ended September 30, 2006 as compared to $23.1 million for the nine-months ended September 30, 2005. As a percent of net revenues, G&A expenses increased to 29.8% for the nine-months ended September 30, 2006 as compared to 27.6% for the nine-months ended September 30, 2005.  G&A expenses increased due to increased advertising expenses, an increase in salaries and increases in bonuses and management fees in addition to increases in medical expenses and repairs and maintenance expenses.

Depreciation and Amortization. Depreciation and amortization increased to $2.6 million for the three-months ended September 30, 2006 compared to $2.0 million for the three-months ended September 30, 2005. The increase was due to the purchase of additional gaming equipment and other capital expenditures in addition to a change in the estimated life of our gaming equipment which was made effective January 1, 2006 and our purchase accounting adjustment, related to the December 20, 2004 buyout, completed in the fourth quarter of 2005.

Depreciation and amortization increased to $8.3 million for the nine-months ended September 30, 2006 compared to $5.9 million for the nine-months ended September 30, 2005. The increase was due to the purchase of additional gaming equipment and other capital expenditures in addition to a change in the estimated life of our gaming equipment which was made effective January 1, 2006 and our purchase accounting adjustment, related to the December 20, 2004 buyout, completed in the fourth quarter of 2005.

Interest Expense. Interest expense decreased to $0.1 million for the three months ended September 30, 2006 as compared to $0.4 million for the three-months ended September 30, 2005.  The decrease in interest expense was due to less outstanding debt in the current three months ended September 30, 2006 compared to September 30, 2005.

Interest expense decreased to $0.4 million for the nine-months ended September 30, 2006 as compared to $1.0 million for the nine-months ended September 30, 2005.  The decrease in interest expense was due to less outstanding debt in the current nine months ended September 30, 2006 compared to September 30, 2005.

Change in Fair Value of Swaps. The interest rate swaps terminated on June 30, 2006. During the three months ended September 30, 2005, the change in fair value of swaps resulted in income of $0.3 million.

 Change in fair value of swaps decreased to income of $0.1 million during the nine-months ended September 30, 2006 compared to income of $0.8 million in the same period of the prior year.  The decrease in income is due to the expiration of the swap agreements and the decreasing notional amount of the swaps during 2006.

Cumulative effect of change in accounting principle. We adopted the provisions of SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” The adoption of SFAS 152 resulted in an increase in our allowance for possible credit losses of $0.2 million during the nine-months ended September 30, 2006 compared to $0 in the same period in the prior year.

Liquidity and Capital Resources

Cash Flows and Credit Facility

Our primary sources of liquidity and capital resources have been cash flow from operations and our Foothill Facility.  As of September 30, 2006 and December 31, 2005, cash and cash equivalents were $6.4 million and $7.8 million, respectively.

Operating Activities

Cash provided by operating activities for the nine-months ended September 30, 2006 was $7.2 million compared to $9.8 million for the nine-months ended September 30, 2005. The $2.6 million decrease was primarily due to $5.3 million increase in accounts, related company and related party receivables offset by a $1.3 million increase in operating income (excluding depreciation and amortization expense and other noncash charges), a $0.6 million decrease in interest expense and a $0.8 million increase in return on investment with MDW, LLC.

Investing Activities

Cash used in investing activities for the nine-months ended September 30, 2006 was $4.3 million compared to $8.8 million for the nine-months ended September 30, 2005. The majority of cash used for the period ended September 30, 2006 was for the centralized laundry, remodel of Oasis pizza pub and remodel of the Casablanca sports book.

Cash used in investing activities for the nine-months ended September 30, 2005 was $8.8 million.  For the nine-months ended September 30, 2005, the majority of cash used in investing activities consisted of $2.1 million related to gaming equipment purchases at the properties, $2.9 million related to the room remodel at the Casablanca, $0.2 million for the Casablanca spa expansion, $0.3 million for the fine dining expansion at the Casablanca, $0.4 million for the Casablanca tower and convention center, $0.3 million for the Starbucks at the Oasis, $0.4 million related to the Oasis hotel room remodel, $0.2 million related to the Oasis casino remodel, $0.4 for laundry equipment and the remainder for various maintenance capital expenditures.

Financing Activities

Cash used in financing activities during the nine-months ended September 30, 2006 was $4.3 million compared to $3.0 million for the nine-months ended September 30, 2005.  For the nine-months ended September 30, 2006, $0.5 million represented a decrease in the bank overdraft balance, $0.6 million related to payments on long-term debt associated with equipment and time share financing and $1.9 million related to payments on gaming equipment financing.  For the nine-months ended September 30, 2005, $1.5 million represented a decrease in the bank overdraft balance, $1.1 million related to payments on long-term debt associated with equipment and time share financing and $0.6 million related to payments on gaming equipment financing.  These financing outflows were offset by $0.2 million of borrowings associated with our time share financing.

Financial Highlights of B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo)

For the Three and Nine Months Ended September 30, 2006 and 2005 (unaudited) (in thousands)

	Three-months ended September 30,		%	Nine months ended September 30,		%
	2006	2005	Change	2006	2005	Change
Casino revenues	$8,861	$8,390	5.6%	$27,660	$25,935	6.7%
Casino expenses	3,569	3,450	3.4%	10,691	10,884	(1.8%)
Profit margin	59.7%	58.9%	—	61.3%	58.0%	—

Food and beverage revenues	$2,869	$2,757	4.1%	$9,026	$8,752	3.1%
Food and beverage expenses	2,147	1,908	12.5%	5,968	5,515	8.2%
Profit margin	25.2%	30.8%	—	33.9%	37.0%	—

Hotel revenues	$2,108	$1,799	17.2%	$7,437	$6,481	14.8%
Hotel expenses	434	747	(41.9%)	1,687	2,233	(24.5%)
Profit margin	79.4%	58.5%	—	77.3%	65.5%	—

Other revenues	$712	$695	2.4%	$2,136	$2,059	3.7%
Other expenses	337	336	0.3%	1,054	1,052	0.2%

Promotional allowances	$2,337	$1,646	42.0%	$6,894	$5,547	24.3%
Percent of gross revenues	16.1%	12.1%	—	14.9%	12.8%	—

General and administrative expenses	$3,405	$3,303	3.1%	$10,127	$9,273	9.2%
Percent of net revenues	27.9%	27.5%	—	25.7%	24.6%	—

Three and nine-months ended September 30, 2006 compared to the three and nine-months ended September 30, 2005

Net Revenues. Net revenues increased by 1.8% to $12.2 million for the three-months ended September 30, 2006 as compared to $12.0 million for the three-months ended September 30, 2005. The increase was primarily due to a $0.5 million increase in casino revenues, a $0.1 million increase in food and beverage revenues, a $0.3 million increase in hotel revenues, and was offset by a $0.7 million increase in promotional allowances. Net revenues increased 4.5% to $39.4 million for the nine months ended September 30, 2006 as compared to $37.7 million for the nine months ended September 30, 2005.  The increase was primarily due to a $1.7 million increase in casino revenues, a $0.3 million increase in food and beverage revenues and a $1.0 million increase in hotel revenues, and was offset by a $1.3 million increase in promotional allowances.

Operating (Loss) Income. Operating loss increased to $0.5 million for the three-months ended September 30, 2006 as compared to operating income of $0.05 million for the three-months ended September 30, 2005. In addition, our operating loss margin was 3.7% of net revenues for the three-months ended September 30, 2006 as compared to an operating income margin of 0.4% of net revenues for the three-months ended September 30, 2005.  Operating income decreased 29.6% to $1.4 million for the nine months ended September 30, 2006 as compared to $2.1 million for the nine months ended September 30, 2005.  In addition, our operating income margin decreased to 3.7% of net revenues for the nine-months ended September 30, 2006 as compared to 5.5% of net revenues for the nine-months ended September 30, 2005.

Casino. Casino revenues increased 5.6% to $8.9 million for the three-months ended September 30, 2006 as compared to $8.4 million for the three-months ended September 30, 2005. The increase in casino revenues was due to the increase in slot revenues, which increased $0.4 million between periods as the hold percentage for the three-months ended September 30, 2006 increased compared to the same period in the prior year. Table games revenues remained relatively flat at $0.7 million while other gaming increased $0.1 million for the three months ended September 30, 2006 as compared to the same period in the prior year. The decrease in table games revenue was due to a decrease in table games hold percentages. Overall casino expenses increased 3.4% for the three-months ended September 30, 2006 compared to the same period in the prior year due mainly to an increase in taxes and license fees on increased gaming revenues and advertising and promotional costs. Casino profit margin increased to 59.7% for the three-months ended September 30, 2006 as compared to 58.9% for three-months ended September 30, 2005.

Casino revenues increased 6.7% to $27.7 million for the nine-months ended September 30, 2006 as compared to $25.9 million for the nine months ended September 30, 2005. The increase in casino revenues was due to the increase in slot revenues, which increased $1.1 million between periods as the hold percentage increased for the nine-months ended September 30, 2006 compared to the same period in the prior year. Table games revenues increased slightly by $0.5 million during the nine months ended September 30, 2006 as compared to the same period in the prior year. Overall casino expenses decreased 1.8% for the nine-months ended September 30, 2006 compared to the same period in the prior year due to most costs remaining relatively flat or decreasing, with the exception of gaming taxes and advertising. Casino profit margin increased to 61.3% for the nine-months ended September 30, 2006 as compared to 58.0% for nine-months ended September 30, 2005.

Food and Beverage. Food and beverage revenues increased slightly to $2.9 million for the three-months ended September 30, 2006 as compared to $2.8 million for the three-months ended September 30, 2005. The increase in food and beverage revenues was due to an increase in pricing offset by a decreased number of covers.  Food and beverage expenses increased by 12.5% to $2.1 million for the three-months ended September 30, 2006 as compared to $1.9 million for the three-months ended September 30, 2005.  Our food and beverage profit margin decreased to 25.2% of net revenues for the three-months ended September 30, 2006 as compared to 30.8% of net revenues for the same period in the prior year as a result of increased expenses.

Food and beverage revenues increased by 3.1% to $9.0 million for the nine-months ended September 30, 2006 as compared to $8.8 million for the nine-months ended September 30, 2005. Food and beverage expenses increased to $6.0 million for the nine-months ended September 30, 2006 as compared to $5.5 million for the nine-months ended September 30, 2005. Our food and beverage profit margin decreased to 33.9% of net revenues for the nine-months ended September 30, 2006 as compared to 37.0% of net revenues for the same period in the prior year.

Hotel. Hotel revenues increased by 17.2% to $2.1 million for the three-months ended September 30, 2006 as compared to $1.8 million for the three-months ended September 30, 2005. The hotel revenues increased due to an increase in the average daily rate on more occupied rooms during the three-months ended September 30, 2006 compared to the same period in the prior year.  Hotel expenses decreased 41.9% to $0.4 million for the three-months ended September 30, 2006 as compared to $0.7 million for three months ended September 30, 2005.  The decrease was due to a decrease in room occupancy.  As a result, hotel profit margin increased to 79.4% for the three-months ended September 30, 2006 from 58.5% in the same period of the prior year.

Hotel revenues increased by 14.8% to $7.4 million for the nine-months ended September 30, 2006 as compared to $6.5 million for the nine-months ended September 30, 2005. The hotel revenues increased due to an increase in the average daily rate offset by fewer occupied rooms during the nine-months ended September 30, 2006 compared to the same period in the prior year.  Hotel expenses decreased 24.5% to $1.7 million for the nine-months ended September 30, 2006 as compared to $2.2 million for the nine months ended September 30, 2005 due to the decrease in occupied rooms.  As a result, hotel profit margin increased to 77.3% for the nine-months ended September 30, 2006 from 65.5% in the same period of the prior year.

Other Revenues. Other revenues remained relatively flat at $0.7 million for the three-months ended September 30, 2006 as compared to the same period in the prior year.  Other expenses remained relatively flat as well at $0.3 million for the three-months ended September 30, 2006 and September 30, 2005.

Other revenues remained consistent for the nine months ended September 30, 2006 as compared to the same period in the prior year at $2.1 million.  Other expenses were also consistent at $1.1 million for the nine-months ended September 30, 2006 and September 30, 2005.

Promotional Allowances. Promotional allowances increased by 42.0% to $2.3 million for the three-months ended September 30, 2006 as compared to $1.6 million for the three-months ended September 30, 2005. As a percent of gross revenues, promotional allowances increased to 16.1% of gross revenues for the three-months ended September 30, 2006 as compared to 12.1% for the three months ended September 30, 2005 as we focused our marketing attention on our better gaming customers.

Promotional allowances increased by 24.3% to $6.9 million for the nine-months ended September 30, 2006 as compared to $5.5 million for the nine-months ended September 30, 2005. As a percent of gross revenues, promotional allowances increased to 14.9% of gross revenues for the nine-months ended September 30, 2006 as compared to 12.8% for the nine months ended September 30, 2005 as we focused our marketing attention on our better gaming customers.

General and Administrative.  G&A expenses increased by 3.1% to $3.4 million for the three-months ended September 30, 2006 as compared to $3.3 million for the three-months ended September 30, 2005. As a percent of net revenues, G&A expenses were 27.9% for the three-months ended September 30, 2006 as compared to 27.5% for the three-months ended September 30, 2005.  The increase in G&A expenses is attributable to an increase in repairs and maintenance and professional fees expenses in the current period.

  G&A expenses increased by 9.2% to $10.1 million for the nine-months ended September 30, 2006 as compared to $9.3 million for the nine-months ended September 30, 2005. As a percent of net revenues, G&A expenses increased to 25.7% for the nine-months ended September 30, 2006 as compared to 24.6% for the nine-months ended September 30, 2005.

Depreciation and Amortization. Depreciation and amortization increased to $1.2 million for the three-months ended September 30, 2006 compared to $0.6 million for the three-months ended September 30, 2005. The increase was due to the purchase of additional gaming equipment and other capital expenditures in addition to a change in the estimated life of our gaming equipment which was made effective January 1, 2006 and our purchase accounting adjustment, related to the December 20, 2004 buyout, completed in the fourth quarter of 2005.

Depreciation and amortization increased to $3.7 million for the nine-months ended September 30, 2006 compared to $2.0 million for the nine-months ended September 30, 2005. The increase was due to the purchase of additional gaming equipment and other capital expenditures in addition to a change in the estimated life of our gaming equipment which was made effective January 1, 2006 and our purchase accounting adjustment, related to the December 20, 2004 buyout, completed in the fourth quarter of 2005.

Interest Expense.  Interest expense remained relatively flat at $0.6 million for the three-months ended September 30, 2006 as compared to the same period in the prior year. Interest expense decreased to $1.7 million for the nine months ended September 30, 2006 as compared to the same period in the prior year when interest expense was $1.8 million.

Liquidity and Capital Resources

Cash Flows and Credit Facility

Our primary sources of liquidity and capital resources have been cash flow from operations and our credit facility.  As of September 30, 2006 and December 31, 2005, cash and cash equivalents were $4.9 million and $6.2 million, respectively.

Operating Activities

Cash provided by operating activities for the nine-months ended September 30, 2006 was $2.0 million compared to $2.1 million for the nine-months ended September 30, 2005. The main reason for the $0.1 million decrease was primarily due to a $1.1 million increase in operating income (excluding depreciation and amortization expense and other noncash charges) offset by an increase in the net related company receivables.

Investing Activities

Cash used in investing activities for the nine-months ended September 30, 2006 was $2.0 million compared to $2.1 million for the nine-months ended September 30, 2005. The majority of cash used in investing activities was related to capital expenditures for the property management and back office computer system. For the nine months ended September 30, 2005 the majority of cash used in investing activities consisted of the following at the Virgin River: $0.7 million for the room remodel, $0.3 million for the Starbucks, $0.5 million for gaming equipment, $0.1 million for the buffet expansion and $0.6 million for maintenance capital expenditures.

Financing Activities

Cash used in financing activities for the nine-months ended September 30, 2006 was $1.4 million compared to $0.6 million for the nine-months ended September 30, 2005. For the nine-months ended September 30, 2006, $1.2 million represented payments on gaming equipment financing and $0.2 million represented payments on the long term debt.  For the nine-months ended September 30, 2005, $0.4 million represented  payments on gaming equipment financing and $0.1 million in payments on long term debt.

Capital Expenditures for Virgin River Casino Corporation, RBG, LLC and B & B B, Inc.

We plan to continue to renovate our facilities and add amenities. In particular, during the remainder of 2006 and throughout 2007, we plan to (i) add convention and concert space and redesign the center and pool bar at the Casablanca; (ii) add an additional restaurant and refurbish and remodel the casino interior, coffee shop and lounge at the Virgin River; and (iii) expand and remodel the fine dining restaurant at the Oasis. We are currently in the design phase for each of the projects therefore budgets and timetables for completion for each have not been finalized; however, it is anticipated that the total cost for all projects will not exceed what had been allocated for our postponed Casablanca hotel tower which was $21 million. We believe that existing cash, cash flows from operations, equipment financing and available borrowings under the Foothill Facility will be adequate to satisfy our anticipated uses of capital during the remainder of 2006.

Off Balance Sheet Arrangements for Virgin River Casino Corporation, RBG, LLC and B & B B, Inc.

We have no off balance sheet arrangements at September 30, 2006 or December 31, 2005.

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

Critical Accounting Policies for Virgin River Casino Corporation, RBG, LLC and B & B B, Inc.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered  in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows, and results of operations.

A description of our other critical accounting policies can be found in Item 7 of our Form 10-K for the year ended December 31, 2005.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk.

The following table provides information about our long-term debt at September 30, 2006:

	Maturity Date	Face Amount	Carrying Value	Estimated Fair Value
		(in thousands)
9% senior secured notes	January 2012	$125,000	$125,000	$127,813
12 ¾% senior subordinated notes	January 2013	66,000	49,737	45,131
Note payable, interest at 6.21%	December 2006	574	40	40
Total		$191,574	$174,777	$172,984

The gaming equipment financings are agreements that because of their long-term nature are considered debt under generally accepted accounting principles. The estimated fair value of each gaming equipment financing is the same as the carrying value.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates:

	As of September 30,
	2006	2007	2008	2009	2010	Thereafter	Total
	(dollars in thousands)
Long-term debt (including current portion):
Fixed-rate	$40	$—	$—	$—	$—	$191,000	$191,040
Average interest rate	10.04%	10.14%	10.24%	10.30%	10.30%	10.30%	10.04%
Variable-rate	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—

The gaming equipment financing are agreements that because of their long-term nature we impute interest expense for accounting purposes.  Contractually these agreements carry no interest, therefore we believe that there is no exposure to interest rate risk and therefore have excluded those contracts from the presentation above.

Item 4.                          Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of and for the three  months ended September 30, 2006.  This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our  management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Conclusions

Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006, and have concluded that they are effective.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

The Companies have commenced action to reorganize (the “Proposed Reorganization”) the entities, Virgin River Casino Corporation, RBG, LLC, and B & B B, Inc. under a single holding company, Black Gaming, LLC, a Nevada limited-liability company (“Black Gaming”). The Companies are currently seeking the necessary approvals and licenses from appropriate parties, including but not limited to appropriate gaming authorities. While the Companies hope the Proposed Reorganization will be effective prior to January 1, 2007, no assurance can be given that the Proposed Reorganization will be effective by that date, if ever. As currently proposed, when the Proposed Reorganization is completed, Black Gaming will guarantee payment of the Companies’ 9% senior secured notes and 12 3/4% senior subordinated notes.

Item 6.  Exhibits.

Exhibits:
10.1	Executive Employment Agreement
10.2	Black Gaming Long Term Incentive Plan
31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Robert R. Black, Sr.
31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Curt Mayer
32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Robert R. Black, Sr.
32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Curt Mayer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGIN RIVER CASINO CORPORATION

By:	/s/ Curt Mayer	November 14, 2006
Curt Mayer
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

RBG, LLC

By:	/s/ Curt Mayer	November 14, 2006
Curt Mayer
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

B & B B, INC.

By:	/s/ Curt Mayer	November 14, 2006
Curt Mayer
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

CASABLANCA RESORTS, LLC

By:	/s/ Curt Mayer	November 14, 2006
Curt Mayer
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

OASIS INTERVAL OWNERSHIP, LLC

By:	/s/ Curt Mayer	November 14, 2006
Curt Mayer
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

OASIS INTERVAL MANAGEMENT, LLC

By:	/s/ Curt Mayer	November 14, 2006
Curt Mayer
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

OASIS RECREATIONAL PROPERTIES, INC.

By:	/s/ Curt Mayer	November 14, 2006
Curt Mayer
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit		Page
Number	Description	Number
10.1	Executive Employment Agreement
10.2	Black Gaming Long Term Incentive Plan
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002