Form 10-K
period 2006-12-31
BLACK GAMING, LLC; RBG, LLC; B & B B, Inc.
filed 2007-04-02
CIK 1319842, 1319845, 1319855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-123179

BLACK GAMING, LLC

(Exact name of registrant as specified in its charter)

Nevada	20-8160036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10777 W. Twain Ave., Las Vegas, Nevada  89135

(Address and telephone number of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:     (702) 318-6860

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements

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

DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

i

EXHIBIT Index	89

ii

PART I

ITEM 1.                             BUSINESS.

Unless the context indicates otherwise, all references to the “Company”, “Black Gaming”, “we”, “our” and “us” refer to Black Gaming, LLC and its direct and indirect wholly owned subsidiaries, Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., Casablanca Resorts, LLC, Oasis Interval Ownership, LLC, Oasis Interval Management, LLC, Oasis Recreational Properties, Inc. and R. Black, Inc.

Forward-looking Statements

Certain information included herein contains statements that may be considered forward-looking, such as statements relating to projections of future results of operations or financial condition, expectations for our casinos, and expectations of the continued availability of capital resources. Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of our operations may vary materially from any forward-looking statement made by us or on our behalf. Forward-looking statements should not be regarded as representation by us or any other person that the forward-looking statements will be achieved. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof. Some of the contingencies and uncertainties to which any forward-looking statement contained herein are subject to include, but are not limited to, those set forth below in the heading “Item 1A. Risk Factors.”

The Company

Black Gaming, LLC, through direct and indirect wholly owned subsidiaries, Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., Casablanca Resorts, LLC, Oasis Interval Ownership, LLC, Oasis Interval Management, LLC, Oasis Recreational Properties, Inc. and R. Black, Inc., owns and operates the CasaBlanca Hotel & Casino, or the CasaBlanca, the Oasis Hotel & Casino, or the Oasis, and the Virgin River Hotel & Casino, or the Virgin River, in Mesquite, Nevada, which is located approximately 80 miles north of Las Vegas. In addition, we own the Virgin River Convention Center (formally known as the Mesquite Star Hotel and Casino), also in Mesquite, Nevada, which is currently used as a special events facility and for overflow hotel traffic from our other properties. The websites for the CasaBlanca, the Oasis and the Virgin River properties are www.cassablancaresort.com, www.oasisresort.com and www.virginriver.com, respectively. We do not have a website for the Virgin River Convention Center.

We own three of the four casino hotels operating in Mesquite maintaining a gaming market share of 68%. Our properties are well established and serve local, regional and national audiences. As of December 31, 2006, our properties collectively feature approximately 2,200 slot machines, 72 table games, 2,200 hotel rooms and 85 timeshare units and offer extensive amenities including championship golf courses, full service spas, a bowling center, a movie theater, both gourmet and casual restaurants, and banquet and conference facilities.

Recent Reorganization

On December 31, 2006, we announced the completion of a holding company reorganization whereby each of Virgin River Casino Corporation, RBG, LLC and B & B B, Inc. became direct or indirect wholly owned subsidiaries of Black Gaming, LLC. Black Gaming, LLC has no other operations or assets other than the ownership interests in Virgin River Casino Corporation, RBG, LLC and B & B B, Inc. The reorganization was consummated in part to streamline our organizational structure and to allow for consolidated financial reporting. The transaction was treated as a reorganization of entities under common control and the purchase of minority interest treated as a purchase for accounting purposes. Accordingly, all financial disclosures and accounting presentations are prepared assuming the reorganization occurred on January 1, 2004, with the exception of the purchase of the minority holder, which was accounted for on the date the purchase closed which was December 31, 2006. The reorganization had no significant effect on our management or operations.

The following chart illustrates our corporate structure.

(1)                                  Owned as trustee of the Robert R. Black , Sr. Gaming Properties Trust u/a/d May 24, 2004.

(2)                                  Black Gaming, LLC, R. Black, Inc., Casablanca Resorts, LLC, Oasis Interval Ownership, LLC, Oasis Interval Management, LLC and Oasis Recreational Properties, Inc. are guarantors of our $125,000,000 in principal amount of 9.00% Senior Secured Notes due 2012, or the Senior Secured Notes, and our $66,000,000 in principal amount at maturity of 12.75% Senior Subordinated Notes due 2013, or the Senior Subordinated Notes, and

collectively with the Senior Secured Notes referred to generally as the notes, all of which were issued by Virgin River Casino Corporation, RBG, LLC and B & B B, Inc.

(3)                                 Virgin River Casino Corporation owns the Virgin River real property as well as the Virgin River Convention Center.

(4)                                  B & B B, Inc. owns the Virgin River personal property.

(5)                                  RBG, LLC owns the CasaBlanca.

(6)                                  Casablanca Resorts, LLC owns the Oasis.

Casino Properties

CasaBlanca Hotel & Casino. The CasaBlanca is a full service entertainment and resort destination located off of exit 120 on Interstate 15. The CasaBlanca targets middle market guests looking for a high-quality gaming experience in a full service resort environment and a value alternative to Las Vegas. The CasaBlanca offers approximately 480 tower rooms (includes 18 suites with Jacuzzi tubs) and 22 timeshare units. The approximately 27,000 square foot casino offers 730 video poker and slot machines, 28 table games, a full service race and sports book, lounge entertainment and dancing. The CasaBlanca offers various resort and entertainment amenities, including championship golf, a full service spa, tennis courts, a lagoon swimming pool with a waterfall and slide, a hot tub, a sand volleyball court and an arcade. In addition, the CasaBlanca offers a 320-seat buffet restaurant, a 180-seat 24-hour café, a 136-seat fine dining restaurant, an ice cream parlor, a Starbucks®, a gift shop and 10,000 square foot banquet and conference facilities. The CasaBlanca is situated on an approximately 43-acre site, containing a parking lot with a capacity for approximately 1,940 cars as well as a 45-unit full service R.V. park. Approximately one mile from the casino hotel, situated on a 221-acre site, is the CasaBlanca Golf Club featuring an 18-hole, 7,011 yard championship course designed by Cal Olson. We lease the land on which the golf club is located pursuant to a 99-year lease that expires in June 2094. We also own approximately 34 acres of unimproved land near the golf club. For the twelve months ended December 31, 2006, the average daily room rate was approximately $78 and the overall occupancy rate was 89%.

Oasis Hotel & Casino. The Oasis is a full service entertainment and resort destination located off of exit 120 on Interstate 15 across Mesquite Boulevard from the CasaBlanca. The Oasis also targets middle market guests looking for value alternatives to Las Vegas and a high quality gaming experience in a full service resort environment. The Oasis offers approximately 950 rooms (includes 49 suites) and 63 timeshare units. The approximately 34,700 square foot casino offers over 725 video poker and slot machines, 33 table games, a full service sports book, and a live poker room. The Oasis offers various resort and entertainment amenities, including golf, a full service spa, swimming pools and hot tubs, tennis courts, arcade, go-kart track, miniature golf range, lounge entertainment and a nightclub. In addition, the Oasis offers a 260-seat buffet restaurant, a 125-seat fine dining restaurant, a Starbucks®, a gift shop and 5,000 square foot banquet and conference facilities. The Oasis is situated on an approximately 26-acre site, containing a parking lot with a capacity for approximately 1,800 cars as well as an 87 unit full-service R.V. park. Approximately four miles from the casino hotel is the Palms Golf Course featuring an 18-hole, 7,008 yard championship course. The Palms Golf Course straddles the Nevada/Arizona border and is located on a 256-acre site, of which 180 acres is leased from the State of Arizona pursuant to a 10-year lease that expires in May 2008. We are currently marketing our Palms Golf Course and Oasis Gun Club property for sale. See “Item 8 – Financial Statements and Supplementary Data – Black Gaming, LLC Consolidated Financial Statements, Footnote 3.” For the twelve months ended December 31, 2006, the average daily room rate was approximately $47 and the occupancy rate was 76%. In January 2006, Oasis Interval Ownership, LLC entered into an agreement with Global Exchange Development Corp. to sell substantially all of the unsold time share intervals at the Oasis Hotel and Casino. The sale is expected to close in three separate closings each involving approximately one-third of the unsold time share intervals at the Oasis Hotel and Casino. Each close is expected to occur within six months of the preceding close. The first and second close occurred in January and June 2006, respectively. See “Item 8 – Financial Statements and Supplementary Data – Black Gaming, LLC Consolidated Financial Statements, Footnote 11.”

Virgin River Hotel & Casino. The Virgin River is located off of exit 122 on Interstate 15 across the highway from the Virgin River Convention Center. The Virgin River mostly attracts local customers and drive-in middle market customers. The Virgin River offers approximately 710 rooms (includes two suites) and a 36,000 square foot casino with 740 video poker and slot machines, 18 table games, a full service race and sports book, a 350-seat bingo parlor, live keno and a poker room. The Virgin River offers various resort and entertainment amenities, including swimming pools and hot tubs, a 24-lane state-of-the art bowling center, four first-run movie theaters, an arcade and a lounge for entertainment and dancing. In addition, the Virgin River offers a 182-seat 24-hour café, a 178-seat buffet restaurant, a Starbucks® and a gift shop. The Virgin River is situated on an approximately 32-acre site, containing a parking lot with a capacity for approximately 1,650 cars as well as a 47 unit full-service R.V. park. We also own approximately 31 acres of unimproved land adjacent to the Virgin River. For the twelve months ended December 30, 2006, the average daily room rate was approximately $47 and the occupancy rate was 81%.

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

Mesquite, Nevada. There are four hotel-casinos in Mesquite, Nevada, three of which are owned by us. As of December 2006 there were approximately 2,700 hotel rooms in Mesquite, Nevada. Approximately 2,450 of the existing hotel rooms are associated with the four hotel-casinos. Through our three properties, we own approximately 2,200 of those rooms. Also, within the four hotel-casinos there are eleven dining options, nine of those dining options exist at one of our three properties. We also compete with free standing dining facilities in Mesquite, Nevada as a restaurant option. The only other licensed resort gaming facility in Mesquite is the Eureka Casino Hotel, or the Eureka. We believe that the hotel casinos are sufficiently distinct and diversified such that each property caters to a different type of clientele. For instance, the CasaBlanca, which contains a spacious casino floor and a tower hotel, appeals to the customer who seeks to enjoy a mega resort type experience that is away from the hustle and bustle of Las

Vegas. On the other hand, the Virgin River caters to the local Mesquite customer who is more likely to be attracted by the intimate gaming atmosphere and amenities such as a bowling alley and movie theaters. With 210 rooms and 2 dining facilities, we believe the Eureka targets the local Mesquite customer and competes directly with the Virgin River and to a lesser extent the Oasis. There is no limit on the number of gaming licenses that may be granted in Mesquite or in some of the other gaming markets in which we compete. In particular, other than zoning limitations and licensing requirements of the City of Mesquite, there are no restrictions on additional casinos being constructed and opened in Mesquite, including by competitors that may have greater financial and other resources than we do.

Las Vegas, Nevada. Many of our competitors in the Las Vegas market have significantly greater name recognition and financial, marketing and other resources than we do. However, our focus on providing value-oriented amenities with a quality casino experience attracts many of the Las Vegas locals who want to enjoy a weekend getaway.

West Wendover, Nevada. West Wendover, Nevada is located on the eastern border of Nevada in Elko County. The city is contiguous with Wendover, Utah and is approximately 120 miles west of Salt Lake City, Utah, less than half the distance between Mesquite and Salt Lake City, Utah. According to the Nevada State Gaming Control Board, the West Wendover casinos collectively contain approximately 3,900 slot machines and more than 190 games and tables as of December 31, 2006. We compete with these casinos for gaming customers located in Salt Lake City, Utah and the outlying areas. Nonetheless, we believe our more favorable climate and more attractive amenities give us a competitive advantage. In West Wendover, during October through January, the average number of days with precipitation ranges from five to nine days with temperatures ranging from 27 to 51 degrees Fahrenheit. Mesquite, on the other hand, has on average two to three days of precipitation with temperatures ranging from 44 to approximately 65 degrees Fahrenheit during the same months.

California Gaming Market. Voters in California approved an amendment to the California constitution in 2000 that gave Native American tribes in California the right to offer a limited number of slots machines and a range of house-banked card games. A number of Native American tribes have already signed and others have begun signing gaming compacts with the State of California. As of December 28, 2006, California has signed 66 compacts with Indian Tribes and casino-style gaming is legal on those tribal lands. According to the National Indian Gaming Commission, there currently are approximately 57 operating tribal casinos in California. In addition, several Native American tribes in California have reached agreements with the State of California that allow for an increased number of gaming machines within the facilities operated by such tribes in exchange for a revenue-based payment to the state. The competitive impact on our gaming establishments from the continued growth of gaming in California cannot be definitively determined but, depending on the nature, extent and location of the growth, the impact could be material.

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

Employees

As of December 31, 2006, we employed approximately 2,300 employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

Corporations and other entities that operate casinos in Nevada are required to be licensed by the Nevada Gaming Authorities. A gaming license for such activities requires the periodic payment of fees and taxes and is not transferable. In December 2004, Virgin River Casino Corporation, RBG, LLC and B & B B, Inc., and in December 2006, Black Gaming, LLC, became registered by the Nevada Gaming Commission as a publicly traded corporation, or registered corporation. As a registered corporation, we are required to periodically submit detailed financial and operating reports to the Nevada Gaming Commission and furnish any other information that the Nevada Gaming Commission may require.

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

Treasury Department Regulations

The Internal Revenue Code and Treasury Regulations require operators of casinos located in the United States to file information returns for United States citizens, including names and addresses of winners, for keno and slot machine winnings in excess of prescribed amounts and table game winnings in which the payout is a certain amount greater than the wager. The Internal Revenue Code and Treasury Regulations also require operators to withhold taxes on some keno, bingo, and slot machine winnings of nonresident aliens. We are unable to predict the extent to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, the other games.

Regulations adopted by the Financial Crimes Enforcement Network, or FinCEN, of the Treasury Department and the gaming regulatory authorities in some of the domestic jurisdictions in which we operate casinos, require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States, which are exempt from the ambit of these regulations. In 2002 FinCEN implemented the suspicious activity reporting rule. This new reporting obligation requires casinos to report suspicious monetary transactions when the casino knows, suspects, or has reason to suspect that the transaction involves funds derived from illegal activity or is otherwise intended to facilitate illegal activity. The new reporting obligations were effective in March 2003.

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

Robert R. Black, Sr., our Majority Member and Sole Manager, directly owns 99.03% of the Company. There can be no assurance that the interests of Mr. Black will not conflict with the interests of holders of the notes. Because of his controlling interests, he has the power to elect all or a majority of our board, appoint new management and approve any action requiring the approval of holders of our equity interests, including adopting amendments to our organizational documents, approving mergers or sales of substantially all of our assets or changes to our capital structure, or pursuing other transactions which may increase the value of his equity investment even though these transactions may involve risks to the holders of the notes.

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

•                  the adoption of additional anti-smoking regulations; and

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

We have substantial debt. As of December 31, 2006 we have total debt of $182.0 million. In addition, we and our subsidiaries are permitted under the indentures governing the notes to incur additional debt including up to $15.0 million principal amount of debt under our senior secured credit facility and certain debt to purchase furniture, fixtures and equipment. Additionally, if we satisfy debt coverage tests in our debt agreements, we could issue additional notes and incur further debt. If new debt were to be incurred in the future, the related risks could intensify.

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

We expect to obtain the funds to pay our expenses and to pay the amounts due under the notes, our senior secured credit facility and our other debt primarily from our operations. Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to pay amounts due under our debt, including the notes, or to fund other liquidity needs, including our plans to continue to renovate our facilities and add amenities. In particular, during 2007, we plan to (i) add a permanent convention and concert space and redesign the center and pool bar at the CasaBlanca; (ii) add an additional restaurant and finish refurbishing and remodeling the casino interior, coffee shop and lounge at the Virgin River; and (iii) remodel hotel rooms at the Oasis and Virgin River. If we do not have sufficient cash flow from operations, we may be required to refinance all or part of our then existing debt (including the notes), sell assets, reduce or delay capital expenditures or borrow more money. We cannot assure note holders that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements, including our senior secured credit facility and the indentures governing the notes, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect the value of the notes and our ability to pay the amounts due under the notes. The cash available to us as of December 31, 2006 was $11.1 million, not including $15 million available under our senior secured credit facility. There are no restrictions on our ability to use the senior secured credit facility to make payments to holders of the notes.

Value of Collateral Securing the Senior Secured Notes—The fair market value of the collateral securing the Senior Secured Notes may not be sufficient to pay the amounts owed under the Senior Secured Notes. As a result, holders of the Senior Secured Notes may not receive full payment following an event of default.

The Senior Secured Notes and the guarantees thereof are secured by a security interest in substantially all of our and the guarantors’ existing and future assets (other than certain excluded assets) and a pledge of the equity interests owned by Robert R. Black, Sr. in the issuers of the notes, Virgin River Casino Corporation, RBG, LLC and B & B B, Inc., or the issuers, or in Black Gaming, LLC, subject to certain limitations.

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

The rights and remedies of the Senior Secured Note trustee also are subject to additional practical limitations with respect to certain collateral so long as such collateral also secures our senior secured credit facility. The Senior Secured Note trustee will not have possession of the equity interests of the guarantors or the equity interests owned by Robert R. Black, Sr. in the issuers and in Black Gaming, LLC (even though such equity interests constitute Senior Secured Note collateral), so long as such equity interests also secure our senior secured credit facility. As a result, so long as such equity interests also secure our senior secured credit facility, the trustee (although it does have a perfected security interest in such equity interests) will not be able to take possession of such equity interests upon the occurrence of an event of default under the indenture governing the Senior Secured Notes. In addition, the Senior Secured Note trustee does not have a perfected security interest in certain other portions of the Senior Secured Note collateral—including deposit accounts—that consist of assets that are not perfected by filing a Uniform Commercial Code financing statement, or that require that the issuers or any guarantor, as applicable, cause the trustee to obtain “control” (as defined in the Uniform Commercial Code) or possession of such assets (and, after commercially reasonable efforts, the issuers or such guarantor, as applicable, are unable to cause the trustee to obtain such control or possession).

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

The Senior Subordinated Notes and the guarantees thereof are unsecured. The Senior Secured Notes and our senior secured credit facility are secured by a security interest in substantially all of our and the guarantors’ existing and future assets (other than certain excluded assets) and a pledge of the equity interests owned by Robert R. Black, Sr. in the issuers and in Black Gaming, LLC, subject to certain limitations. As a result of these security interests, if we fail to meet our payment or other obligations under such secured debt, the trustee of the Senior Secured Notes and the lenders under our senior secured credit facility would be entitled to foreclose on all of our assets and liquidate those assets in accordance with the intercreditor agreement. Similarly, in a bankruptcy or liquidation note holders may not receive any payment on the Senior Subordinated Notes, except to the extent that the value of our assets exceeds our secured debt. Accordingly, we may not have sufficient funds to pay amounts due on the Senior Subordinated Notes. As a result note holders may lose a portion of or the entire value of an investment in the Senior Subordinated Notes.

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

As of December 31, 2006, the Senior Subordinated Notes and the guarantees thereof were subordinated to approximately $130.7 million of senior debt, consisting of $125 million aggregate principal amount of the Senior Secured Notes and $5.7 million of gaming equipment financing,  Additionally, as of December 31, 2006, approximately $15 million was available for borrowing as additional senior debt under our senior secured credit facility. We are permitted to borrow substantial additional debt, including senior debt, in the future under the terms of the indenture governing the Senior Subordinated Notes.

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

We may also incur additional indebtedness that does not qualify as permitted indebtedness if we are not in default under our existing indebtedness and we meet certain financial ratios after incurring such additional indebtedness. In addition, we may incur a maximum of $15.0 million in indebtedness under our senior secured credit facility. Our organizational documents do not contain any limitations on the amount or percentage of indebtedness we may incur. As of December 31, 2006, we have incurred $0.5 million in additional indebtedness in compliance with these restrictions in order to finance our general liability insurance premium, to finance our purchases of FF&E and to obtain advances against our timeshare contracts.

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

If the Nevada Gaming Authorities require any person, including a record or beneficial owner of the notes, to be licensed, qualified or found suitable, that person must apply for a license, qualification or finding of suitability within the time period specified by the Nevada Gaming Authorities. The person would be required to pay all costs of obtaining a license, qualification or finding of suitability. If such person is unable or unwilling to obtain such license, qualification or finding of suitability, such agencies and authorities may not grant us or, if already granted, may suspend or revoke our licenses unless we terminate our relationship with such person. Under these circumstances, we would be required to repurchase the relevant notes. There can be no assurance that we will have sufficient funds or otherwise will be able to repurchase any or all of the notes. See “Item 1. Business–Regulation and Licensing.”

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.    PROPERTIES.

Our corporate office is located at 10777 W. Twain Avenue, Las Vegas, Nevada in approximately 5,100 square feet of space leased from an affiliate. The following table provides an overview of our other owned and leased real properties:

Location and Function(s)	Ownership Structure
CasaBlanca Hotel & Casino
Main Site and Improvements	Owned
Timeshare Units	Owned by us and unrelated third parties
Timeshare Unit Land	Owned(1)
CasaBlanca Golf Club	Leased(2)
Unimproved Land	Owned
Oasis Hotel & Casino
Main Site and Improvements	Owned
Palms Golf Course	Nevada Land Owned / Arizona Land Leased(3)
Oasis Recreational Facility(4)	Owned
Timeshare Units	Owned by us and unrelated third parties(5)
Timeshare Units Land	Owned by us and unrelated third parties
Virgin River Hotel, Casino & Bingo
Main Site and Improvements	Owned
Unimproved Land	Owned
Virgin River Convention Center Hotel & Casino
Main Site and Improvements	Owned
Unimproved Land	Owned

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

(5)    In January 2006, Oasis Interval Ownership, LLC entered into an agreement with Global Exchange Development Corp. to sell substantially all of the unsold time share intervals at the Oasis Hotel and Casino. The sale is expected to close in three separate closings each involving approximately one-third of the unsold time share intervals at the Oasis Hotel and Casino. Each close is expected to occur within six months of the preceding close. The first and second closings occurred in January and June 2006, respectively. See “Item 8 – Financial Statements and Supplementary Data – Black Gaming, LLC Consolidated Financial Statements, Footnote 11.”

ITEM 3.    LEGAL PROCEEDINGS.

From time to time, we are a party to various claims arising in the normal course of business. However, management believes that there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Not applicable.

ITEM 6.    SELECTED FINANCIAL DATA.

The selected financial data of Black Gaming, LLC set forth below as of and for each of the years ended December 31, 2002, 2003, 2004, 2005 and 2006. On December 31, 2006, we completed a holding company reorganization of entities under common control whereby each of Virgin River Casino Corporation, RBG, LLC and B&BB, Inc. became a directly or indirectly wholly owned subsidiary of Black Gaming, LLC. In addition Black Gaming, LLC purchased the minority interest of Glenn Teixeira by exchanging his interest of Virgin River Casino Corporation for an interest in Black Gaming, LLC. Prior to the transaction Virgin River Casino Corporation, RBG, LLC and B&BB, Inc. each filed as a Registrant. As a result of the reorganization Black Gaming, LLC, became a registrant. The selected financial data reflects the operations and financial condition of Black Gaming, LLC as though the reorganization took place on January 1, 2002 similar to a pooling of interest. The acquisition of the minority interest was accounted for as a purchase on the date the transaction closed on December 31, 2006. Prior to the closing date the minority interest was accounted for as minority interest in the selected financial data. The information presented below summarizes certain selected financial data, which should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Black Gaming, LLC has elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, as amended, which permits the owners of our companies to pay income taxes on our taxable income. Accordingly, a provision for income taxes is not included in our financial data.

	Year ended December 31,
	2002	2003	2004	2005	2006
	(dollars in thousands)
Statement of Operations Data:
Net revenues	139,826	142,648	154,010	158,904	165,045

Operating expenses	130,356	132,971	140,898	148,463	157,966

Operating income	9,470	9,677	13,112	10,441	7,079

Net income (loss)	216	2,801	2,859	(8,414)	(12,097)

Other Financial Data:
Depreciation and amortization, net of discontinued operations	8,411	8,485	8,180	12,171	16,939

	As of December 31,
	2002	2003	2004	2005	2006
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	11,308	12,942	17,033	15,632	11,118

Total assets	123,382	121,604	205,630	212,944	201,694

Total debt and capital leases	89,374	85,122	168,564	182,665	181,954

Total Members’ deficit	16,566	16,814	16,465	6,268	(3,382)

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” of Black Gaming, LLC, and the consolidated financial statements and related notes of Black Gaming, LLC included elsewhere in this Form 10-K.

Overview

We own and operate the CasaBlanca, the Oasis and the Virgin River in Mesquite, Nevada, which is located approximately 80 miles north of Las Vegas. We own three of the four casinos operating in Mesquite and our properties have a dominant market share in Mesquite. Our properties are well established, each having been in operation for at least ten years, and serve as significant drive-in gaming and resort destinations. Our properties collectively feature approximately 2,200 slot machines, 72 table games, and 2,200 deluxe hotel rooms, and offer extensive amenities, including championship golf courses, full service spas, a bowling center, movie theaters, restaurants, and banquet and conference facilities. With each of our properties, we leverage our extensive value-oriented amenities and emphasis on slot play to target middle market gaming customers.

Our revenues are primarily derived from gaming revenues, which include revenues from slot machines, table games, live keno, race and sports book wagering and bingo. Gaming revenues are generally defined as gaming wins less gaming losses. In addition, we derive a significant amount of revenue from our hotel rooms and our food and beverage outlets. We also derive revenues from our golf courses, spa facilities, timeshare units, bowling center and other amenities. Promotional allowances consist primarily of hotel and food and beverages furnished gratuitously to customers. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances. We calculate operating income as net revenues less total operating costs and expenses. Operating income represents only those amounts that relate to our operations and excludes interest income, interest expense, and other non-operating income and expenses.

We are classified as “flow-through” entity under the partnership or Subchapter S provisions of the Internal Revenue Code of 1986, as amended. Under those provisions, the owners of the companies pay or are responsible for reporting our taxable income on their separate returns. Accordingly, a provision for income taxes is not included in our financial data.

We were organized in Nevada on August 4, 2006 in anticipation of modifying B&BB’s and VRCC’s organizational structure through a holding company reorganization (“Reorganization”) for

VRCC and B&BB. The Reorganization, which included a transfer of B&BB and VRCC shares for membership interests in us, was completed on December 31, 2006. As a result of the reorganization, the Robert R. Black, Sr. Gaming Properties Trust (the “Black Trust”) owns 99.03% of our membership interests and Glenn Teixeira owns .97% of our membership interests. The transfer of shares of B&BB and VRCC for our membership interests has been accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at VRCC’s and B&BB’s historical cost basis.

Immediately prior to the Reorganization, VRCC acquired, directly and indirectly, an additional aggregate 11.2% ownership in RBG, LLC (“RBG”) as a result of the following transaction:

•      VRCC received 100 shares of R. Black, Inc. (“RBI”) from the Robert R. Black, Sr. Gaming Properties Trust (the “Black Trust”). The Black Trust owns 100% of the outstanding shares of VRCC. The 100 shares of RBI representing 100% of the outstanding capital stock of RBI, was exchanged for 3.68 shares of VRCC held by the Black Trust, representing 3.68% of the outstanding capital stock of VRCC. RBI does not have any material operations, liabilities or assets other than a 5.47% ownership in RBG. The transfer of shares of RBI to VRCC was accounted for at the historical cost of RBG as RBI and VRCC were under common control.

•      VRCC received a 3.8% membership interest in RBG from the Black Trust in exchange for 2.57 shares of VRCC held by the Black Trust, representing 2.57% of the outstanding capital stock of VRCC. The transfer of membership interests of RBG to VRCC was accounted for at historical cost as the Black Trust and VRCC were under common control.

VRCC received a 1.92% membership interest in RBG from Glenn Teixeira in exchange for 1.29 shares of VRCC held by the Black Trust, representing 1.29% of the outstanding capital stock of VRCC. The acquisition of the membership interests from RBG from Glenn Teixeira was accounted for at fair value as it was considered an acquisition of a minority interest of a subsidiary. Based upon an internal analysis the fair value of Glenn Teixeira’s interest approximated book value.

On December 20, 2004, VRCC, RBG and B&BB entered into a series of transactions whereby they issued $125.0 million aggregate principal amount of Senior Secured Notes due 2012 and $66.0 million aggregate principal amount at maturity ($39.9 million in gross proceeds) of Senior Subordinated Notes due 2013, and received a $16.0 million equity contribution from the Black Trust and RBI. The proceeds from the above offering were used to purchase the interests held by certain affiliated and unaffiliated shareholders (collectively known as the “Buyout”) for $101.4 million pursuant to the Agreement for Purchase and Sale or Redemption of Equity Interests (“Agreement for Purchase of Equity Interests”) between James A. Black Gaming Properties Trust, Gary W. Black Gaming Properties Trust, Michael T. Black Gaming Properties Trust, Jorco, Inc., Marcus A. Hall, James Ritchie and Barry Moore as Sellers and Robert R. Black, VRCC, and B&BB as Purchasers. As a result of the Buyout, the Black Trust obtained the remaining 80.97% interest in B&BB and 75.0% interest in VRCC. VRCC along with RBI obtained 32.69% of the membership interest in RBG that was being purchased. The remaining proceeds were utilized to repay $64.0 million owed under the then existing credit facility and the $2.0 million promissory note payable to a selling shareholder. Five days prior to the Buyout, RBG terminated the lease with MDW and certain assets were disposed of. As a result of these transactions, the Black Trust and RBI control VRCC, RBG and B&BB. In addition, VRCC, RBG and B&BB are co-issuers on the Senior Secured and Senior Subordinated Notes and all three entities are jointly managed and share resources.

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

In order to offer our customers attractive and modern facilities, we plan to continue to renovate our facilities and add amenities. In particular, throughout 2007, we plan to (i) begin construction on a permanent convention and concert space and redesign the center and pool bar at the CasaBlanca; (ii) add an additional restaurant and finish refurbishing and remodeling the casino interior, coffee shop and lounge at the Virgin River; and (iii) remodel the hotel rooms at the Oasis and Virgin River.

Key Performance Indicators

Our operating results are highly dependent on the volume of customers at our properties, which in turn impacts the price we can charge for our hotel rooms and other amenities. We generate a significant portion of our operating income from the gaming and hotel portions of our operations. Key performance in our gaming and hotel operations are as follows:

Gaming revenue indicators – table games drop and slot handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games win percentage is in the range of 15% to 18% of table games drop and our normal slot win percentage is in the range of 5% to 7% of slot handle.

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

Our results of operations tend to be seasonal in nature. During the year ended December 31, 2006, approximately 38% of our operating income (less depreciation and amortization and other non-cash items) was generated in the first quarter and approximately 32% was generated in the second quarter with the remainder being generated during the final half of the year.

Financial Highlights of Black Gaming, LLC

	Year ended December 31,		%	Year ended December 31,	%
	2004	2005	Change	2006	Change
	(in thousands)
Casino revenues	89,865	97,195	8.2%	105,762	8.8%
Casino expenses	42,999	45,306	5.4%	47,444	4.7%
Profit margin	52.2%	53.4%		55.1%

Food and beverage revenues	42,011	42,086	0.2%	43,172	2.6%
Food and beverage expenses	26,064	26,404	1.3%	25,711	(2.6)%
Profit margin	38.0%	37.3%		40.4%

Hotel revenues	27,104	29,481	8.8%	35,062	18.9%
Hotel expenses	10,920	9,610	(12.0)%	7,090	(26.2)%
Profit margin	59.7%	67.4%		79.8%

Other revenues	18,953	16,932	(10.7)%	17,062	0.8%
Other expenses	11,833	9,859	(16.7)%	9,320	(5.5)%

Promotional allowances	23,923	26,790	12.0%	36,013	34.4%
Percent of gross revenues	13.4%	14.4%		17.9%

General and administrative expenses	40,961	44,384	8.4%	49,914	12.5%

Percent of net revenues	26.6%	27.9%		30.2%

Year 2006 Compared to Year 2005

Consolidated Net Revenues. Consolidated net revenues increased by 3.9% to $165.0 million for the year ended December 31, 2006 as compared to $158.9 million for the year ended December 31, 2005. The increase was primarily due to a $8.6 million increase in casino revenues, a $1.1 million increase in food and beverage revenues, a $5.6 million increase in hotel revenues offset by a $9.2 million increase in promotional allowances.

Consolidated Operating Income. Consolidated operating income decreased by 32.2% to $7.1 million for the year ended December 31, 2006 as compared to $10.4 million from the prior year. This was mainly due to a $5.5 million increase in general and administrative expenses, a $4.8 million increase in depreciation and amortization expense, and a $1.4 million impairment loss recorded to adjust the carrying value of land due to contested ownership rights offset by a $6.1 million increase in net revenues and $2.5 million decrease in hotel expenses. Operating income margin decreased to 4.3% of net revenues for the year ended December 31, 2006 as compared to 6.6% in the prior year.

Casino. Casino revenues increased 8.8% to $105.8 million for the year ended December 31, 2006 as compared to $97.2 million for the year ended December 31, 2005. The increase in casino revenues was due to the increase in slot revenues, which increased $8.1 million between periods on an increased overall hold for the year ended December 31, 2006 compared to the prior year. Table games revenues increased $0.3 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This increase resulted from an overall increase in hold on a consistent drop year over year. These increases were offset by decreases in keno revenue which decreased during the year ended December 31, 2006 due to the closure of two of our keno operations in December 2005. Casino profit margin increased to 55.1% for the year ended December 31, 2006 as compared to 53.4% for year ended December 31, 2005. Overall casino expenses increased 4.7% to $47.4 million for the year ended December 31, 2006 compared to $45.3 million for the year ended December 31, 2005. The increase was due to an increase in revenues as well as an increase in casino marketing as we continue to focus on targeting our casino customers.

Food and Beverage. Food and beverage revenues increased by 2.6% to $43.2 million for the year ended December 31, 2006 as compared to $42.1 million for the year ended December 31, 2005. Revenues increased due to an increase in pricing offset by fewer covers. Food and beverage expenses decreased 2.6% to $25.7 million for the year ended December 31, 2006 as compared to $26.4 million for the year ended December 31, 2005. The decrease in expenses was primarily due to a reduction in covers. Food and beverage profit margin increased to 40.4% for the year ended December 31, 2006 as compared to 37.3% for the year ended December 31, 2005. This increase in food and beverage profit margin is primarily due to an increase in revenue due to pricing.

Hotel. Hotel revenues increased by 18.9% to $35.1 million for the year ended December 31, 2006 as compared to $29.5 million for the year ended December 31, 2005. Hotel revenues increased due to increased ADR on decreased number of occupied rooms. Hotel expenses decreased 26.2% for the same time period to $7.1 million from $9.6 million mainly due to an overall decline in occupied rooms and efficiency gains in payroll management. As a result of increased pricing on declining occupied rooms, hotel profit margin increased to 79.8% for the year ended December 31, 2006 as compared to 67.4% for the prior year.

Other Revenues. Other revenues increased slightly by 0.8% to $17.1 million for the year ended December 31, 2006 as compared to $16.9 million for the year ended December 31, 2005. Other revenue increases were primarily due to a $0.5 million increase in spa revenues offset by a $0.4 million decrease in time share revenues. Other expenses decreased 5.5% to $9.3 million for the year ended December 31, 2006 as compared to $9.9 million for the year ended December 31, 2005.  The main reason for the decrease is a reduction in the cost associated with the time share operation offset by increases in costs associated with the concert and showroom revenue.

Promotional Allowances. We provide promotional allowances at our properties including complimentary hotel rooms, food and beverage, golf rounds, spa treatments and gift shop purchases. Promotional allowances increased by 34.4% to $36.0 million for the year ended December 31, 2006 as compared to $26.8 million for the year ended December 31, 2005. As a percent of gross revenues, promotional allowances increased to 17.9% for the year ended December 31, 2006 from 14.4% for the year ended December 31, 2005 as we focused our marketing attention on targeting our casino customers and due to the increase in the retail pricing associated with our complimentary hotel rooms and food and beverage.

General and Administrative (“G&A”). G&A expenses increased by 12.5% to $49.9 million for the year ended December 31, 2006 as compared to $44.4 million for the year ended December 31, 2005. As a percent of net revenues, G&A expenses increased to 30.2% for the year ended December 31, 2006 as compared to 27.9% for the year ended December 31, 2005. The increase in G&A expense was primarily due to an increase in repairs and maintenance of $1.1 million, an increase in utilities of $1.1 million, an increase in advertising of $0.5 million, an increase in professional fees of $1.0 million and an increase in salaries and wages of $1.0 million.

Depreciation and Amortization. Depreciation and amortization increased to $16.9 million for the year ended December 31, 2006 compared to $12.2 million for the year ended December 31, 2005. The increase in depreciation and amortization was due to large capital projects that began depreciating during the year ended December 31, 2006 such as the consolidated laundry operation, the new property management and back office system, and renovation of the Tailgaterz lounge and CasaBlanca sports book along with the purchase of additional gaming equipment and other capital expenditures in addition to a change in the estimated life of our gaming equipment which was made effective January 1, 2006 and our purchase accounting adjustment, related to the December 20, 2004 buyout, completed in the fourth quarter of 2005.

Loss on Disposal of Assets. Loss on disposal of assets decreased to $0.2 million for the year ended December 31, 2006 compared to a $0.7 million loss at December 31, 2005. The decrease in the loss was due to the disposal of less equipment during the year.

Change in Fair Value of Swaps. Change in fair value of swaps decreased to income of $0.2 million during the year ended December 31, 2006 compared to $1.3 million during the year ended December 31, 2005. The decrease in income is due to the expiration of the swap agreements.

Interest Expense. Interest expense decreased to $19.8 million for the year ended December 31, 2006 as compared to $20.4 million for the year ended December 31, 2005. The decrease in interest expense was due to less outstanding debt during the year ended December 31, 2006 compared to the year ended December 31, 2005.

Loss from Operations of Discontinued Oasis Recreational Properties. Loss from operations of discontinued Oasis recreational properties were $0.2 million for the year ended December 31, 2006 compared to a $0.6 million loss at December 31, 2005. The decrease in the loss was due to the elimination during the year ended December 31, 2006 of a separate sales group dedicated to golf sales.

Year 2005 Compared to Year 2004

Consolidated Net Revenues. Consolidated net revenues increased by 3.2% to $158.9 million for the year ended December 31, 2005 as compared to $154.0 million for the year ended December 31, 2004. The increase was primarily due to a $7.3 million increase in casino revenues, a $2.4 million increase hotel revenues offset by a $2.0 million decrease in other revenues and a $2.9 million increase in promotional allowances.

Consolidated Operating Income. Consolidated operating income decreased by 20.4% to $10.4 million for the year ended December 31, 2005 as compared to $13.1 million for the year ended December 31, 2004. This was mainly due to a $3.4 million increase in general and administrative expenses, a $4.0 million increase in depreciation and amortization expense and a $0.7 million increase in loss on disposal of assets offset by a $4.9 million increase in net revenues. Operating income margin decreased to 6.6% of net revenues for the year ended December 31, 2005 as compared to 8.5% during the year ended December 31, 2004.

Casino. Casino revenues increased 8.2% to $97.2 million for the year ended December 31, 2005 as compared to $89.9 million for the year ended December 31, 2004. The increase in casino revenues was due to the increase in slot revenues, which increased $6.9 million between periods as coin-in increased 1.1% or $16.4 million on increased overall hold for the year ended December 31, 2005 compared to the prior year. Casino profit margin increased to 53.4% for the year ended December 31, 2005 as compared to 52.2% for year ended December 31, 2004. The increase in casino profit margin is primarily due to an increase in casino revenue. Overall casino expenses increased 5.4% for the year ended December 31, 2005 compared to the prior year which was mainly due to an increase in casino marketing as we continue to focus on targeting our better casino customers.

Food and Beverage. Food and beverage revenues increased by 0.2% to $42.1 million for the year ended December 31, 2005 as compared to $42.0 million for the year ended December 31, 2004. The increase in food and beverage revenues was due to an increase in pricing offset by fewer covers. Food and beverage expenses increased 1.3% to $26.4 million for the year ended December 31, 2005 as compared to $26.1 million for the year ended December 31, 2004. Food and beverage profit margin decreased slightly to 37.3% for the year ended December 31, 2005 as compared to 38.0% million for the year ended December 31, 2004.

Hotel. Hotel revenues increased by 8.8% to $29.5 million for the year ended December 31, 2005 as compared to $27.1 million for the year ended December 31, 2004. Hotel revenues increased due to increased ADR on decreased number of occupied rooms. Hotel expenses decreased 12.0% for the same time period to $9.6 million from $10.9 million mainly due to the decrease in occupied rooms. Hotel profit margin increased to 67.4% for the year ended December 31, 2005 as compared to 59.7% for the prior year due mainly to the increase in ADR.

Other Revenues. Other revenues decreased by 10.7% to $16.9 million for the year ended December 31, 2005 as compared to $19.0 million for the year ended December 31, 2004. Other revenue decreases were primarily due to a decrease in time share revenues and a decrease in spa revenues offset by increases in gift shop revenue. Other expenses decreased 16.7% to $9.9 million for the year ended December 31, 2005 as compared to $11.8 million for the year ended December 31, 2004.  The decrease is due to a reduction in the cost associated with the time share operations.

Promotional Allowances. We provide promotional allowances at our properties including complimentary hotel rooms, food and beverage, golf rounds, spa treatments and gift shop purchases. Promotional allowances increased by 12.0% to $26.8 million for the year ended December 31, 2005 as compared to $23.9 million for the year ended December 31, 2004. As a percent of gross revenues, promotional allowances increased to 14.4% for the year ended December 31, 2005 from 13.4% for the year ended December 31, 2004 as we focused our marketing attention on our better casino customers and due to the increase in the retail pricing associated with our complimentary hotel rooms and food and beverage.

General and Administrative (“G&A”). G&A expenses increased by 8.4% to $44.4 million for the year ended December 31, 2005 as compared to $41.0 million for the year ended December 31, 2004. As a percent of net revenues, G&A expenses increased to 27.9% for the year ended December 31, 2005 as compared to 26.6% for the year ended December 31, 2004. The increase in G&A expense was primarily due to the increase in management fees of $1.2 million, an increase in bonuses of $1.1 million, an increase in salaries of $1.3 million offset by reduced medical and workman’s compensation claims.

Depreciation and Amortization. Depreciation and amortization increased to $12.2 million for the year ended December 31, 2005 compared to $8.2 million for the year ended December 31, 2004. The increase was due to an increase in the depreciable asset base due to the Buyout on December 20, 2004 and slot machine purchases during the year.

Loss on Disposal of Assets. Loss on disposal of assets increased to $0.7 million for the year ended December 31, 2005 compared to a $0.1 million gain at December 31, 2004. The increase in the loss was due to the disposal of slot machines with the purchase of ticket-in ticket-out slot machines during the year.

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

Interest Expense. Interest expense increased to $20.4 million for the year ended December 31, 2005 as compared to $7.6 million for the year ended December 31, 2004. The increase in interest expense was due to an increase in our average outstanding borrowings during the year ended December 31, 2005 compared to the prior year.

Loss from Operations of Discontinued Oasis Recreational Properties. Loss from operations of discontinued Oasis recreational properties were $0.6 million for the year ended December 31, 2005 compared to a $0.2 million loss at December 31, 2004. The increase in the loss was due to a $0.2 million decrease in golf and gun club revenues along with a $0.2 million increase in the associated expenses.

Liquidity and Capital Resources for Black Gaming, LLC

The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks. In addition, construction projects such as the convention center project entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events. Some of the contingencies and uncertainties which any forward looking statement set forth below are subject to include, but are not limited to, those set forth above in the heading “Item 1A. Risk Factors.”

Cash Flows

Our primary sources of liquidity and capital resources have been cash flow from operations and our credit facilities. As of December 31, 2006 and December 31, 2005, cash and cash equivalents were $11.1 million and $15.6 million, respectively.

Operating Activities

Cash provided by operating activities for the year ended December 31, 2006 was $13.6 million compared to $16.9 million for the year ended December 31, 2005. The $3.3 million decrease was primarily due to a $3.4 million decrease in operating income and $0.4 million decrease in operating income from discontinued operations of the Oasis Recreational Properties.

Cash provided by operating activities for the year ended December 31, 2005 was $16.9 million compared to $16.9 million for the year ended December 31, 2004.

Investing Activities

Cash used in investing activities for the year ended December 31, 2006 was $12.0 million compared to $14.4 million for the year ended December 31, 2005. For the year ended December 31, 2006, the majority of cash used in investing activities consisted of $11.0 million in capital expenditures directed toward our centralized laundry project, new property management and back office computer system, the build-out of the Platinum check-in at the CasaBlanca and the remodeling of the Tailgatorz Tavern at the Oasis, CasaBlanca sports book, Charmaines restaurant at the Oasis and the interior of the Virgin River casino in addition to $1.1 million spent to purchase WSR, Inc.’s remaining property rights in the Oasis.

Cash used in investing activities for the year ended December 31, 2005 was $14.4 million compared to $3.6 million for the year ended December 31, 2004. The majority of cash used in investing activities was related to $2.7 million of gaming equipment purchases at the properties, $3.1 million related to the room remodel at the CasaBlanca, $1.7 million of tax payments related to the prior owners that adjusted the purchase price of the 2005 repurchase of equity interests, $0.4 million for the CasaBlanca fine dining expansion, $0.2 million for the CasaBlanca spa expansion, $0.5 million for the CasaBlanca tower and convention center, $0.3 million for the Starbucks® at the Oasis, $0.4 million related to the Oasis hotel room remodel, $0.4 million related to the consolidated laundry project, $0.2 million related to the Oasis casino remodel, $0.7 million related to the Virgin River remodel, $0.9 million related to the property management and back office computer system project, $0.2 million related to the buffet expansion, $0.4 million related to the Starbucks® addition and the remainder related to various maintenance capital expenditures at the property.

Cash used in investing activities for the year ended December 31, 2004 related to capital expenditures for slot machines and various maintenance capital expenditures.

Financing Activities

Cash used in financing activities for the year ended December 31, 2006 was $6.1 million compared to $3.8 million for the year ended December 31, 2005. For the year ended December 31, 2006, $7.8 million related to payments on long-term debt associated with equipment, time share financing and our credit facility, $4.3 million related to payments on gaming equipment financing.  These financing outflows were offset by $5.0 million of borrowings and an increase in the bank overdraft balance of $1.2 million.

Cash used in financing activities for the year ended December 31, 2005 was $3.8 million compared to $9.2 million for the year ended December 31, 2004. For the year ended December 31, 2005, $0.9 million represented a decrease in the bank overdraft balance, $2.1 million related to payments on long-term debt associated with equipment, time share financing and our credit facility, $1.2 million related to payments on gaming equipment financing, $0.6 million related to payment of financing fees and $1.8 million for tax distributions.

Capital Expenditures for Black Gaming, LLC

In 2007, we plan to (i) begin construction on a permanent convention and concert space and redesign the center and pool bar at the CasaBlanca; (ii) add an additional restaurant and finish refurbishing and remodeling the casino interior, coffee shop and lounge at the Virgin River; and (iii) remodel the hotel rooms at the Oasis and Virgin River.

We believe that existing cash, cash flows from operations, equipment financing and available borrowings under our senior secured credit facility will be adequate to satisfy our anticipated uses of capital during 2007.

Off Balance Sheet Arrangements for Black Gaming, LLC.

We are not currently subject to any off-balance sheet arrangements which we believe will have a material adverse impact on our financial condition.

Contractual Obligations and Commitments for Black Gaming, LLC.

The following table summarizes our contractual obligations and commitments as of December 31, 2006.

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in thousands)
Contractual obligations:
Long-term debt(1)	$191,000	$—	$—	$—	$191,000
Gaming equipment financing	5,656	4,933	723	—	—
Operating leases	26,013	938	1,509	816	22,750
Total contractual obligations	$222,669	$5,871	$2,232	$816	$213,750

(1)   As of December 31, 2006, we were in compliance with the restrictive covenants of the indentures governing our notes and our senior secured credit facility.

We have no intention at the present time of entering into any new swaps to hedge the new debt incurred as a result of the Transactions.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. Historically, we have attempted to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings, which include the notes and short-term borrowings under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at a margin above the Base Rate plus Base Rate Margin or the LIBOR rate plus LIBOR Rate Margin (each, as defined) as selected by us. However, the amount of outstanding borrowings is not expected to fluctuate and may be reduced from time to time. Our secured senior credit facility matures in December 2008. Our Senior Secured Notes bear interest at 9% and mature in January 2012. Our Senior Subordinated Notes bear interest at 12 ¾% and mature in January 2013. Our Senior Subordinated Notes accrue interest in the form of increased accreted value until January 2009 when the carrying value of the Senior Subordinated Notes will be $66.0 million.

The following table provides information about our long-term debt at December 31, 2006:

	Maturity Date	Face Amount	Carrying Value	Estimated Fair Value
			(in thousands )
Senior secured credit facility at an interest rate of 8.8%	December 2008	$15,000	$—	$—
9% Senior Secured Notes	January 2012	125,000	125,000	129,225
12 ¾% Senior Subordinated Notes	January 2013	66,000	51,298	46,530
Total		$206,000	$176,298	$175,755

We are also exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our debt. Historically, this market risk is managed by utilizing derivative financial instruments in accordance with established policies and procedures. We evaluate our exposure to market risk by monitoring interest rates in the marketplace, and do not utilize derivative financial instruments for trading purposes. Our derivative financial instruments consist exclusively of interest rate swap agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. As of December 31, 2005, as a result of the repurchase of equity interests, the interest rate swaps related to debt are not matched with any of our specific fixed-rate or variable-rate debt obligations.

The following table provides information about our financial instruments that are sensitive to changes in interest rates:

	As of December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
	(dollars in thousands)
Long-term debt (including current portion):
Fixed-rate	$—	$—	$—	$—	$—	$191,000	$191,000
Average interest rate	10.09%	10.19%	10.29	10.30%	10.30%	10.30%	10.09%
Variable-rate	$—	$—	$—	$—	$—	$—	$—
Average interest rate	8.8%	—	—	—	—	—	8.8%

The $15,000,000 Senior secured credit facility carries an interest rate of 8.8% as of December 31, 2006. No amounts were drawn on the line at that time. The gaming equipment financing is separate to agreements that because of their long-term nature we impute interest expense for accounting purposes. Contractually these agreements carry no interest, therefore we believe that there is no exposure to interest rate risk and therefore have excluded those contracts from the presentation above.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

BLACK GAMING, LLC AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005 and for Each of the Three Years in the Period Ended December 31, 2006:
Report of Independent Registered Public Accounting Firm	43
Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2006 and 2005	44
Consolidated Statements of Operations
For the years ended December 2006, 2005 and 2004	45
Consolidated Statements of Members' (Deficit) Equity
For the years ended December 2006, 2005 and 2004	48
Consolidated Statements of Cash Flows
For the years ended December 2006, 2005 and 2004	46
Notes to Consolidated Financial Statements	49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

Black Gaming LLC:

We have audited the accompanying consolidated balance sheets of Black Gaming LLC and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, members’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audit also included the financial statement schedule listed in the Index of Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, in 2006, the Company adopted Statement of Financial Accounting Standard No. 152, Accounting for Real Estate Time-Share Transactions, and recorded a cumulative effect of a change in accounting principle of $196,000 to increase the allowance for possible credit losses.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Black Gaming LLC and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 27, 2007

BLACK GAMING, LLC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$11,118	$15,632
Accounts receivable, net of allowance of $377 and $311 for 2006 and 2005, respectively	2,788	1,396
Related party receivables	384	95
Inventories	1,655	1,937
Property held for vacation interval sales	420	392
Prepaid expenses	5,060	4,500
Current assets held for sale	244	162
Current portion of notes receivable	349	303
Total current assets	22,018	24,417
Property and equipment, net	122,163	126,224
Assets held for sale, net	9,116	8,023
Notes receivable, less current portion	880	1,821
Goodwill and other intangible assets, net	39,294	42,761
Deferred financing fees	7,860	9,466
Other assets	363	232
Total assets	$201,694	$212,944

Liabilities and Members’ (Deficit)Equity
Current liabilities:
Bank overdraft	$1,770	$548
Current portion of gaming equipment financing	4,933	4,175
Current portion of long-term debt	—	788
Accounts payable	2,105	3,627
Current liabilities held for sale	252	156
Accrued liabilities	18,995	18,463
Total current liabilities	28,055	27,757
Gaming equipment financing, less current portion	723	5,369
Long-term debt, less current portion	176,298	172,333
Fair value of interest rate swaps	—	195
Commitments and contingencies	—	—
Minority Interest	—	1,022

Members’ (deficit) equity	(3,382)	6,268
Total liabilities and members’ (deficit) equity	$201,694	$212,944

The accompanying notes are an integral part of these consolidated financial statements.

BLACK GAMING, LLC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31,

(in thousands)

	2006	2005	2004
Revenues
Casino	$105,762	$97,195	$89,865
Food and beverage	43,172	42,086	42,011
Hotel	35,062	29,481	27,104
Other	17,062	16,932	18,953
Total revenues	201,058	185,694	177,933
Less—promotional allowances	(36,013)	(26,790)	(23,923)
Net revenues	165,045	158,904	154,010
Operating expenses:
Casino	47,444	45,306	42,999
Food and beverage	25,711	26,404	26,064
Hotel	7,090	9,610	10,920
Other	9,320	9,859	11,833
General and administrative	49,914	44,384	40,961
Depreciation and amortization	16,939	12,171	8,180
Impairment of long lived asset	1,350	—	—
Loss (gain) on sale and disposal of assets	198	729	(59)
Total operating expenses	157,966	148,463	140,898
Operating income	7,079	10,441	13,112
Other (expense) income:
Interest expense	(19,808)	(20,384)	(7,577)
Gain on termination of capital lease	—	—	1,279
Loss on early retirement of debt	—	—	(574)
Change in fair value of interest rate swaps	195	1,298	(1,493)
Return on investment with MDW LLC	928	906	—
(Loss) income from continuing operations	(11,606)	(7,739)	4,747
Loss from operations of discontinued Oasis recreational properties	(247)	(611)	(233)
(Loss) income before cumulative effect of change in accounting principle and minority interest	(11,853)	(8,350)	4,514
Cumulative effect of change in accounting principle	(196)	—	—
(Loss) income before minority interest	(12,049)	(8,350)	4,514

Minority interest	(48)	(64)	(1,655)
Net (loss) income	$(12,097)	$(8,414)	$2,859

The accompanying notes are an integral part of these consolidated financial statements.

BLACK GAMING, LLC. AND SUBSIDIARIES

Consolidated Statements of Members’ (Deficit) Equity

For the Years Ended December 31, 2006, 2005 and 2004
(in thousands)

Total Member (Deficit) Equity

Balance, January 1, 2004	$16,814
Net income	2,859
Redemption of equity	(22,569)
Equity costs	(274)
Reclassification adjustment	5,318
Members’ contribution	16,049
Members’ distributions	(1,732)

Balance, December 31, 2004	$16,465
Net loss	(8,414)
Members’ distributions	(1,783)

Balance, December 31, 2005	$6,268
Members’ contribution	2,447
Net loss	(12,097)
Balance, December 31, 2006	$(3,382)

The accompanying notes are an integral part of these consolidated financial statements.

BLACK GAMING, LLC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(12,097)	$(8,414)	$2,859
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	196	—	—
Depreciation and amortization	17,207	12,539	8,511
Minority interest	48	64	1,655
Change in fair value of interest rate swaps	(195)	(1,298)	1,493
Loss (gain) on sale and disposal of assets	235	729	(59)
Gain on termination of capital lease	—	—	(1,279)
Amortization of deferred financing fees	1,605	1,597	313
Accretion of senior subordinated notes	5,965	5,266	156
Interest expense on gaming equipment financing	76	565	—
Loss on early retirement of debt	—	—	596
Cost of vacation intervals sales	40	69	397
Impairment of long lived assets	1,350	—	—
Change in operating assets and liabilities:
Accounts and related party and company receivables, net	(3,058)	(214)	380
Inventories	296	33	(69)
Prepaid expenses	(656)	(437)	(167)
Notes receivable	699	777	237
Accounts payable and accrued liabilities	1,841	5,576	1,872
Net cash provided by operating activities	13,552	16,852	16,895

Cash flows from investing activities:
Proceeds received from sale of assets	54	258	6
Capital expenditures	(10,958)	(12,940)	(3,573)
Purchase price adjustment	—	(1,743)	—
Purchase of WSR property rights	(1,100)	—	—
Net cash used in investing activities	(12,004)	(14,425)	(3,567)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,000	2,673	2,405
Proceeds from issuance of notes	—	—	3,402
Payment of gaming equipment financing	(4,308)	(1,180)	(1,411)
Payment of long-term debt	(7,788)	(2,122)	(11,863)
Increase (decrease) in bank overdraft	1,222	(932)	216
Payment of obligations under capital lease	—	(18)	(30)
Payment of financing fees	—	(646)	(985)
Change in other assets	(188)	180	(118)
Member contributions	—	—	28
Member distributions	—	(1,783)	(881)
Net cash used in financing activities	(6,062)	(3,828)	(9,237)
Net (decrease) increase in cash and cash equivalents	(4,514)	(1,401)	4,091
Cash and cash equivalents at beginning of year	15,632	17,033	12,942
Cash and cash equivalents at end of year	$11,118	$15,632	$17,033

The accompanying notes are an integral part of these consolidated financial statements.

BLACK GAMING, LLC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

For the Years Ended December 31,

(in thousands)

	2006	2005	2004

Supplemental cash flow disclosure:

Cash paid for interest	$12,401	$7,641	$6,779

Noncash operating activities:

Payment of accrued interest with proceeds from Buyout	$—	$—	$226

Noncash investing and financing activities:

Acquisition of assets with long-term debt	$—	$—	$164,912

Acquisition of assets with contributed equity	$—	$—	$16,021

Acquisition of assets with gaming financing	$335	$8,974	$1,537

Equity contribution	$1,377	$—	$—

Exchange of minority interest for equity	$1,070	$—	$—

Distribution of property	$—	$—	$851

Payment of financing fees with proceeds from Buyout	$—	$—	$9,639

Payment of equity costs with proceeds from Buyout	$—	$—	$274

The accompanying notes are an integral part of these consolidated financial statements.

Black Gaming, LLC

Notes to Consolidated Financial Statements

1.              Organization and Description of Business and Basis of Presentation

Black Gaming, LLC (the “BG LLC”), through its wholly owned subsidiaries, B&BB, Inc. (doing business as Virgin River Hotel/Casino/Bingo) (“B&BB”) and Virgin River Casino Corporation (“VRCC”) and its wholly owned subsidiary RBG LLC (doing business as Casablanca Resort/Casino/Golf/Spa) (“RBG”) and its wholly owned subsidiary Casablanca Resorts, LLC (doing business as Oasis Resort & Casino) (“Resorts LLC”) (collectively the “Company”) is engaged in the hotel casino industry in Mesquite, Nevada.

BG LLC was organized in Nevada on August 4, 2006 in anticipation of modifying B&BB’s and VRCC’s organizational structure through a holding company reorganization (“Reorganization”) for VRCC and B&BB. The Reorganization, which included a transfer of B&BB and VRCC shares for membership interests in BG LLC, was completed on December 31, 2006. As a result of the reorganization, the Robert R. Black, Sr. Gaming Properties Trust (the “Black Trust”) owns 99.03% of the membership interests and Glenn Teixeira owns .97% of the membership interests. The members’ liability is limited to the amount of capital contributions they are required to make pursuant to BG LLC’s operating agreement.

Immediately prior to the Reorganization, VRCC acquired, directly and indirectly, an additional aggregate 11.2% ownership in RBG, LLC (“RBG”) as a result of the following transaction:

•                  VRCC received 100 shares of R. Black, Inc. (“RBI”) from the Robert R. Black, Sr. Gaming Properties Trust (the “Black Trust”). The Black Trust owns 100% of the outstanding shares of VRCC. The 100 shares of RBI representing 100% of the outstanding capital stock of RBI, was exchanged for 3.68 shares of VRCC held by the Black Trust, representing 3.68% of the outstanding capital stock of VRCC. RBI does not have any material operations, liabilities or assets other than a 5.47% ownership in RBG. The transfer of shares of RBI to VRCC was accounted for at the historical cost of RBG as RBI and VRCC were under common control.

•                  VRCC received a 3.8% membership interest in RBG from the Black Trust in exchange for 2.57 shares of VRCC held by the Black Trust, representing 2.57% of the outstanding capital stock of VRCC. The transfer of membership interests of RBG to VRCC was accounted for at historical cost as the Black Trust and VRCC were under common control.

•                  VRCC received a 1.92% membership interest in RBG from Glenn Teixeira in exchange for 1.29 shares of VRCC held by the Black Trust, representing 1.29% of the outstanding capital stock of VRCC. The acquisition of the membership interests from RBG from Glenn Teixeira was accounted for at fair value as it was considered an acquisition of a minority interest of a subsidiary. Based upon an internal analysis the fair value of Glenn Teixeira’s interest approximated book value.

The accompanying consolidated financial statements as of December 31, 2006 and for the three years ending December 31, 2006 include the accounts of the Company and all of its majority-owned subsidiaries and are maintained in accordance with accounting principles generally accepted in the United States of America. The transfer of shares of B&BB and VRCC for membership interests in BG LLC and the presentation in the accompanying consolidated financial statements have been accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at VRCC’s and B&BB’s historical cost basis. Since VRCC and B&BB were under common control, no adjustments in the accompanying consolidated financial statements were necessary to conform to similar accounting policies. The financial statements have been prepared as though the reorganization of entities under common control took place as of the beginning of the periods presented. The acquisition of Glenn Teixeira’s interest was presented as of the date the exchange occurred on December 31, 2006. All significant intercompany balances and transactions have been eliminated.

Black Gaming, LLC

Notes to Consolidated Financial Statements

1.              Organization and Description of Business and Basis of Presentation (cont’d)

The (loss) income before cumulative effect in a change of accounting principle and minority interest of VRCC and B&BB for the years ended December 31, 2005 and 2004 were as follows (amounts in thousands):

	Year ended December 31, 2005	Year ended December 31, 2004

VRCC	$(8,633)	$2,675
B&BB	283	1,840
	$(8,350)	$4,515

On December 20, 2004, VRCC, RBG and B&BB entered into a series of transactions whereby they issued $125.0 million aggregate principal amount of Senior Secured Notes due 2012 and $66.0 million aggregate principal amount at maturity ($39.9 million in gross proceeds) of Senior Subordinated Notes due 2013, and received a $16.0 million equity contribution from the Black Trust and RBI. The proceeds from the above offering were used to purchase the interests held by certain affiliated and unaffiliated shareholders (collectively known as the “Buyout”) for $101.4 million pursuant to the Agreement for Purchase and Sale or Redemption of Equity Interests (“Agreement for Purchase of Equity Interests”) between James A. Black Gaming Properties Trust, Gary W. Black Gaming Properties Trust, Michael T. Black Gaming Properties Trust, Jorco, Inc., Marcus A. Hall, James Ritchie and Barry Moore as Sellers and Robert R. Black, VRCC, and B&BB as Purchasers (see Note 4). As a result of the Buyout, the Black Trust obtained the remaining 80.97% interest in B&BB and 75.0% interest in VRCC. VRCC along with RBI obtained 32.69% of the membership interest in RBG that was being purchased. The remaining proceeds were utilized to repay $64.0 million owed under the then existing credit facility and the $2.0 million promissory note payable to a selling shareholder (see Note 9). Five days prior to the Buyout, RBG terminated the lease with MDW and certain assets were disposed of (see Note 10). As a result of these transactions, the Black Trust and RBI control VRCC, RBG and B&BB. In addition, VRCC, RBG and B&BB are co-issuers on the Senior Secured and Senior Subordinated Notes and all three entities are jointly managed and share resources.

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

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004

Food and beverage	$9,798	$10,095	$9,963
Hotel	4,795	3,585	2,823
Other	2,681	1,944	1,489
	$17,274	$15,624	$14,275

Black Gaming, LLC

Notes to Consolidated Financial Statements

2.              Summary of Significant Accounting Policies (cont’d)

The Company’s slot club program (the “Slot Program”) allows customers to redeem points earned from their gaming activity at the respective property for complimentary food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries under the Slot Program is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed under the Slot Program is recorded in casino costs and expenses.

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

Notes and Accounts Receivable—The Company’s notes receivables originate from the Company’s time share operations and are considered homogenous and are evaluated for impairment collectively, except for individual receivables placed on nonaccrual status, in which case receivables are reviewed individually for impairment. In January of 2006, the Company adopted the provisions of SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” SFAS 152 amends existing accounting guidance to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions.” In determining the allowance for possible credit losses, the Company, in accordance with SFAS 152, uses a technique referred to as static pool analysis, which tracks uncollectible note receivables based on each year’s sales over the entire life of those notes. The Company considers whether the historical economic conditions are comparable to current economic conditions. If current economic conditions differ from the economic conditions in effect when the historical experience was generated, the Company adjusts the allowance for possible credit losses to reflect the expected effects of current economic conditions on uncollectibility. The Company groups all notes receivables in one pool for analytical purposes based on historical collectibility and customer demographics. As a result of the change in accounting for the allowance for possible credit losses, the Company has recorded in the accompanying consolidated statement of operations for the year ended December 31, 2006, a cumulative effect of a change in accounting principle of $196,000 to increase the allowance for possible credit losses.

The Company’s accounts receivable represent amounts due from patrons for gaming activities, hotel and other.

Bad debt expense for notes and accounts receivable totaled $59,000, $129,000 and $301,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Black Gaming, LLC

Notes to Consolidated Financial Statements

2.              Summary of Significant Accounting Policies (cont’d)

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

Depreciation and amortization is provided on a straight-line basis over the assets’ estimated useful lives. The estimated useful lives are as follows:

Buildings	31.5 to 39.5 years
Land improvements	15 years
Leasehold improvements	5 to 10 years
Furniture, fixtures and equipment	5 years

The Company evaluates the carrying value for real estate inventories, including property held for vacation interval sales, in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”). SFAS 144 requires that when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, companies should evaluate the need for an impairment write-down. Impairment write-downs are recorded to real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated from those assets are less than the carrying amount of the assets. When an impairment write-down is required, the related assets are adjusted to their estimated fair value less costs to sell. See Note 14.

Income Taxes— The Company is a limited liability company. As such, federal income taxes are an obligation of the individual owners and no provision for income taxes is reflected in the accompanying consolidated financial statements.

Advertising Costs—Advertising costs, with the exception of television advertising, incurred by the Company are expensed as incurred. Television advertising is expensed the first time the respective advertising is aired. Advertising costs included in general and administrative expenses were $5.4 million, $6.6 million and $4.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred Financing Costs—Deferred financing costs are amortized to interest expense over the term of the related financing.

Goodwill and Other Intangible Assets—Goodwill associated with the Buyout totaled $12.5 million at December 31, 2006 and 2005. Other intangible asset, represent acquired customer lists, which is stated at cost net of accumulated amortization, and trademarks. Trademarks totaled $10.5 million at December 31, 2006 and 2005. Customer lists, originally valued at $21.3 million, totaled $16.3 million and $19.8 million as of December 31, 2006 and 2005, respectively. These costs are being amortized on a straight-line basis over the assets’ revised estimated useful life of approximately seven years effective January 1, 2006. Total accumulated amortization related to customer lists was $5.0 million as of December 31, 2006. During the year ended December 31, 2005, these costs were amortized on a straight-line basis over three years. Amortization expense was $3.5 million, $1.5 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Future amortization expense of intangible assets is estimated to be approximately $3.5 million per annum.

The Company reviews intangible assets that are subject to amortization for impairment in accordance with SFAS 144. In accordance with SFAS 144, an impairment loss will be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. The Company did not record any impairment losses related to its intangible assets during the years ended December 31, 2006, 2005 and 2004.

Black Gaming, LLC

Notes to Consolidated Financial Statements

2.              Summary of Significant Accounting Policies (cont’d)

After an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes the new accounting basis.

Interest Rate Swaps—The Company, from time to time, has used interest rate swaps and similar financial instruments to assist in managing interest incurred on its long-term debt. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the swap or similar financial instrument. The Company accounts for interest rate swap agreements in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its corresponding amendments under SFAS 138 and SFAS 149. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded currently in earnings as a change in fair value of the swap unless special hedge accounting criteria are met whereby the change is recorded as a component of other comprehensive income. During the year ended December 31, 2004, the Company’s cash flow hedge became ineffective and, accordingly, the change in fair value is being accounted for in earnings on the consolidated statements of operations for the years ending December 31, 2006, 2005 and 2004. As of December 31, 2006 the hedging agreements have expired.

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

Players Club Liability—The Company adopted the consensus provisions of EITF 00-22—“Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” EITF 00-22 requires that the redemption of points, such as points earned in slot players clubs, be recorded as a reduction of revenue.

Although the consensus reached in EITF 00-22 applies to a redemption of points for cash as opposed to a redemption of points for free products and services, management believes the premise of EITF 00-22 applies to the Company’s slot club program, which provides for the redemption of points for only free products and services (and not for cash). The Company’s One Card Slot Program allows customers to redeem points earned from their gaming activity at all the Company’s properties for complimentary food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed is recorded in casino costs and expenses. The Company also records a liability for the estimated cost of the outstanding points related to the Slot Program.

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

Segment Information—It is management’s belief that the Company’s operations are part of a single segment which is the casino and hotel business and related amenities. The Company believes that it meets the “economic similarity” criteria established by SFAS No. 131, and as a result, the Company aggregates all of its properties into one operating segment. All of our properties offer similar products, cater to the same customer base, are all located in the Mesquite, Nevada, area, have the same regulatory and tax structure, share the same marketing techniques and are all directed by a centralized management structure.

Black Gaming, LLC

Notes to Consolidated Financial Statements

2.              Summary of Significant Accounting Policies (cont’d)

In addition, management believes that all of the Company’s ancillary operations such as golf course operations, spa, timeshare and other amenities are in place to increase and enhance the casino and hotel business.

Reclassifications—Certain balance sheet and income statement amounts reported in the prior years have been reclassified to follow the Company’s current year’s reporting practice.

Recently Issued Accounting Standards— In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the effect of implementing this guidance, which depends on the nature and extent of items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS 158 applies to all plan sponsors who offer defined postretirement benefit plans and requires an entity to:

•                  Recognize in its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status.

•                  Measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year.

•                  Recognize changes in the funded status of a defined benefit postretirement plan in comprehensive earnings in the year in which the changes occur.

The Company does not have any defined benefit plans, therefore, the adoption did not have an impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value for both assets and liabilities through a fair value hierarchy and expands disclosure requirements. SFAS 157 is effective for financial statements issued for fiscals years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating SFAS 157 and has not yet determined the impact the adoption will have on the consolidated financial statements.

Black Gaming, LLC

Notes to Consolidated Financial Statements

2.              Summary of Significant Accounting Policies (cont’d)

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB No. 108 were effective for the Company for the fiscal year ended December 31, 2006. The adoption of SAB No. 108 had no effect on the Company’s financial statements for the year ended December 31, 2006.

3.              Discontinued Operations

As part of a strategic plan to dispose of non-core hotel assets, during the fourth quarter of  2006, the Company began marketing for sale approximately 350 acres of land owned by Resorts LLC’s subsidiary, Oasis Recreational Properties, Inc., in the state of Arizona located immediately adjacent to the city of Mesquite, Nevada, including the land underlying the Company’s Palms Golf Course and Oasis Gun Club. The Company anticipates operating and generating operating cash flow from the golf course and gun club until its disposition. In anticipation of the marketing of the golf course property, on August 17, 2006, Resorts, LLC, entered into several agreements with WSR, Inc, the former owners of the Oasis Hotel & Casino, to terminate WSR’s remaining rights in the golf course property, among other matters, for approximately $1.1 million.  Pursuant to the agreements, the funds paid to WSR will be used by WSR to remediate the existing environmental liability (see Note 12) at the Oasis Hotel & Casino which continues to be an obligation of WSR.  The 350 acres of land and certain other assets of Oasis Recreational Properties, Inc. met the “held for sale” and “discontinued operations” criteria in accordance with SFAS 144.

The following sets forth the discontinued operations for the years ended December 31, 2006, 2005 and 2004 related to Oasis Recreational Properties, Inc’s assets held for sale (in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004

Operating revenues	$3,185	$3,358	$3,506
Operating expenses	3,164	3,597	3,376
Depreciation and amortization	268	368	331
Loss on retirement of debt	—	—	22
Interest expense	—	4	10

Loss from discontinued operations	$(247)	$(611)	$(233)

The following sets forth the assets that are held for sale that are related to the discontinued operations (in thousands):

	December 31,
	2006	2005
ASSETS
Inventory	$93	$107
Prepaid expenses	151	55
Property and equipment, net	8,016	8,023
Other assets	1,100	—

Total assets of discontinued operations	$9,360	$8,185

LIABILITIES

Accounts payable	$31	$—

Accrued liabilities	221	156

Total liabilities of discontinued operations	$252	$156

Black Gaming, LLC

Notes to Consolidated Financial Statements

4.              Purchase of Equity Interests

On December 20, 2004, pursuant to the Agreement for Purchase of Equity Interests described in Note 1, the Black Trust and RBI acquired certain interests in B&BB, VRCC and RBG for $101.4 million. During the year ended December 31, 2005, the Company paid an additional $1.8 million to the previous owners pursuant to the Agreement for Purchase of Equity Interests. The Company incurred approximately $10.6 million in capitalized deferred financing fees related to the issuance of the Notes, of which $9.0 million, net of accumulated amortization, is recorded in the accompanying consolidated balance sheet at December 31, 2006. The Company also incurred $274,000 in costs during 2004 associated with the Agreement for Purchase of Equity Interests which were charged to equity in the accompanying consolidated financial statements. Management originally valued the assets acquired in the transaction as follows:  Current assets and liabilities were recorded at book value, which approximated their estimated market values at the date of acquisition. Land, buildings and building improvements were valued based upon comparable values of recent sales in the Mesquite, Nevada market and 3rd party market valuations of comparable assets in Mesquite, Nevada. For equipment, management recorded these assets at book value, which was deemed to be fair value, considering the relative age and working condition of the equipment. Intangible assets, representing the Company’s customer list and slot club program, were recorded at fair value, which was calculated based upon comparable customer lists and slot programs with other casinos operating in the Las Vegas and surrounding market. In accordance with the provisions of SFAS No. 141, the remainder of the purchase price was allocated to goodwill. Management believes that the goodwill arose from the Company’s dominance in the growing Mesquite, Nevada market, the value of the existing workforce and existing accounting and operating infrastructure.

Subsequent to management’s initial valuation, a third-party business valuation was obtained in the fourth quarter of 2005. Based upon the independent valuation, a final allocation of the purchase price was prepared.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by the Company at the date of acquisition based upon the final valuation (in thousands):

At December 20, 2004

Current assets	$15,600
Property and equipment	105,200
Other non-current assets	3,300
Intangibles	31,900
Goodwill	12,500
Total assets acquired	168,500
Current liabilities	12,800
Long-term liabilities	1,200
Long-term debt assumed	53,300
Total liabilities assumed	67,300

Net assets acquired	$101,200

Black Gaming, LLC

Notes to Consolidated Financial Statements

4.              Purchase of Equity Interests (con’t)

The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Buyout occurred on January 1, 2004 (in thousands):

Year Ended December 31, 2004

Net revenues	$163,561
Income from operations	$9,154
Net loss	$(12,333)

5.              Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005

Land	$21,421	$25,764
Buildings	73,232	71,523
Land and leasehold improvements	28,125	25,071
Furniture, fixtures and equipment	70,159	62,850
Construction in progress	3,049	1,936
	195,986	187,144
Less—accumulated depreciation and amortization	(73,823)	(60,920)
Property and equipment, net	$122,163	$126,224

The Company owns the Virgin River Convention Center which is opened as needed during the year to provide additional rooms for the Company’s operations. As of December 31, 2006 and 2005, these assets are reported in the accompanying consolidated balance sheets at $5.3 million, net of accumulated depreciation.

As a result of the third party business valuation that was conducted in the fourth quarter of 2005, the Company has re-evaluated the useful lives of its slot machines (included in furniture, fixture and equipment above) and effective January 1, 2006, changed that estimate from seven years to five years.  For the years ended December 31, 2006, 2005 and 2004, operating income of the Company decreased approximately $1.1 million, $0 and $0, respectively, as a result of the change in the estimated lives.

As part of the on-going construction activities related to certain projects of the Company, the Company capitalized approximately $94,000 and $0 in interest for the years ended December 31, 2006 and 2005, respectively.

6.              Notes Receivable

Notes receivable consist of the following (in thousands):

	December 31,
	2006	2005

Vacation interval notes receivable	$1,571	$2,519
Allowance for possible credit losses	(342)	(395)
Total notes receivable	1,229	2,124
Less: current portion	(349)	(303)
Non-current notes receivable	$880	$1,821

Black Gaming, LLC

Notes to Consolidated Financial Statements

6.              Notes Receivable (con’t.)

Notes generated from the sale of vacation intervals generally bear interest at annual rates ranging from 12.75% to 14.75% and have terms of 5 to 7 years. The vacation interval notes receivable are collateralized by the right to use and deeds of trust on the vacation interval sold and serve as collateral to the Hypothecation Note (see Note 9).

Maturities of notes receivable are as follows (in thousands):

Years ending December 31:
2007	$402
2008	353
2009	329
2010	280
Thereafter	207
1,571
Less allowance	(342)
$1,229

7.              Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2005

Accrued management fees	$1,231	$1,239
Accrued taxes	1,358	938
Accrued insurance	1,524	1,669
Accrued Player's Club	2,462	2,278
Accrued wages, benefits and other personnel costs	3,331	1,851
Accrued interest on Senior Notes	5,191	4,335
Accrued other	3,898	6,153
Total accrued liabilities	$18,995	$18,463

8.              Gaming Equipment Financing

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

Black Gaming, LLC

Notes to Consolidated Financial Statements

8.              Gaming Equipment Financing (con’t.)

Gaming equipment financing consists of the following (in thousands):

	December 31,
	2006	2005
Gaming equipment financing to purchase 478 games, no payments for one year and monthly payments of $251 for 24 months beginning February 2006	$3,139	$5,503
Gaming equipment financing to purchase 68 games, no payments for one year and monthly payments of $43 for 24 months beginning January 2006	534	945
Gaming equipment financing to purchase 70 games, no payments for one year and monthly payments of $39 for 24 months beginning March 2006	550	838
Gaming equipment financing to purchase 80 games, monthly payments of $18 for 36 months beginning April 2005	393	665
Gaming equipment financing to purchase 64 games, no payments for one year and monthly payments of $26 for 24 months beginning February 2006	326	577
Gaming equipment financing to purchase 38 games, monthly payments of $13 for 36 months beginning April 2005	200	312
Gaming equipment financing to purchase 55 games, no payments for one year and monthly payments of $16 for 24 months beginning January 2006	171	350
Gaming equipment financing to purchase 20 games, no payments for one year and monthly payments of $7 for 36 months beginning April 2005	87	167
Gaming equipment financing. monthly payments of $3 for 36 months beginning January 2005	25	59
Gaming equipment financing to purchase 4 games, monthly payments of $1 for 36 months beginning April 2005	18	32
Gaming equipment financing to purchase 6 games, no payments for one year and monthly payments of $6 for 24 months beginning February 2007	66	—
Gaming equipment financing, monthly payments of $1 for 36 months beginning July 2006	29	—
Gaming equipment financing, no payments for 18 months and monthly payments of $1 for 36 months beginning July 2006	90	—
Gaming equipment financing, no payments for 36 months and a lump sum payment of $95 due January 2008	28	—
Gaming equipment financing with terms of less than 12 months	—	96
	5,656	9,544
Less: current portion	(4,933)	(4,175)
Gaming equipment financing, long-term portion	$723	$5,369

Maturities of gaming equipment financing are as follows (in thousands):

Years ending December 31:
2007	$4,933
2008	716
2009	12
2010	—
Thereafter	—
5,661
Less debt discount	(5)
$5,656

Black Gaming, LLC

Notes to Consolidated Financial Statements

9.              Long-term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2006	2005
Revolving credit facility totaling $15 million with Wells Fargo Foothill at a margin above prime or LIBOR, as defined; collateralized by substantially all assets of the Company as defined	$—	$2,000
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	125,000	125,000
12 ¾% senior subordinated notes, non-cash interest will accrue at an annual rate of 12 ¾% in the form of increase accreted value until January 15, 2009. Beginning January 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	51,298	45,333
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $54 at an interest rate of 6.97%, due June 2006	—	537
Hypothecation note at prime plus 3.0% (10.25 at December 31, 2005), collateralized by certain notes receivable as defined; guaranteed by one of the Members, due April 2004	—	94
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $14 at an interest rate of 6.21%, due December 2006	—	157
	176,298	173,121
Less—current portion	—	(788)
Total long-term debt	$176,298	$172,333

Maturities of long-term debt are as follows (in thousands):

Years ending December 31:
2007	—
2008	—
2009	—
2010	—
2011	—
Thereafter	191,000
191,000
Less debt discount	(14,702)
$176,298

Revolving Facility

Concurrent with the Buyout, the Company entered into a four-year $15.0 million senior secured credit facility (“Foothill Facility”) on December 20, 2004 with Wells Fargo Foothill, Inc. that matures in December 2008. The Foothill Facility is secured by substantially all the assets of the Company. During the life of the Foothill Facility, the Company may borrow up to the lesser of (1) $15.0 million less the Letter of Credit Usage, as defined, less the Bank Product Reserve, as defined, or (2) the Borrowing Base, as defined, less the Letter of Credit Usage. At December 31, 2006, no amounts were drawn under the Foothill Facility.  Accordingly, the availability under the Foothill Facility at December 31, 2006 was $15.0 million.

Black Gaming, LLC

Notes to Consolidated Financial Statements

9.              Long-term Debt (con’t.)

Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, which is 3.5%, or the Base Rate, as defined, plus the Base Rate Margin, which is 2%. LIBOR was approximately 5.3% and prime was 8.25% at December 31, 2006. The Foothill Facility also contains certain financial and other covenants. These include a minimum trailing twelve-month Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $15,000,000 for the Company and limitations on other indebtedness and capital expenditures, as defined. The Company was in compliance with these covenants at December 31, 2006 and December 31, 2005, respectively.  The outstanding balance on the Foothill Facility is a joint and several obligation of the Company.

As part of the costs of entering into the Foothill Facility, the Company incurred approximately $0.5 million of deferred financing fees that will be amortized over the life of the facility.

Senior Secured and Senior Subordinated Notes

In December 2004, as part of the Buyout, VRCC, RBG and B&BB (the “Issuers”) issued $125.0 million of 9% senior secured notes (“Senior Notes”) due on January 15, 2012 and $39.9 million in gross proceeds of 12¾% senior subordinated notes (“Senior Sub Notes”) due January 15, 2013 (collectively the “Notes”). The Notes are joint and several obligations of the Issuers and all current and future subsidiaries of the Issuers.

The Senior Notes pay interest semiannually while the Senior Sub Notes accrue interest in the form of increased accreted value until January 15, 2009, when the carrying book value of the Senior Sub Notes will be $66.0 million. At that point the Senior Sub Notes will pay interest semiannually on the same dates as the Senior Notes.

The indentures governing the Notes contain certain customary financial and other covenants, which limit the Company’s ability to incur additional debt. The indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, on a pro-forma basis after the incurrence of the additional indebtedness is at least 2.00 to 1.00. As of December 31, 2006, the Company has a Consolidated Coverage Ratio that is less than 2.00 to 1.00 and accordingly has incurred $0 of additional indebtedness as defined.

The Indentures also contain other covenants which limit the ability of the Issuers and Guarantors, as defined, to pay dividends, redeem stock, or make other distributions, make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined in the Indentures. There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries. The Issuers were in compliance with these covenants at December 31, 2006 and December 31, 2005.

The Senior Notes are secured by substantially all existing and future assets of the Issuers and the Guarantors, as defined, as well as the equity interest of the Guarantors, the equity interests of the Black Trust in the Issuers. The Guarantors are all the wholly owned subsidiaries of the Issuers. The Senior Notes are subordinated to the security interests of the Foothill Facility. The Senior Sub Notes are subordinate to the Senior Notes and all other indebtedness of the Company.

As part of the costs of issuing the Notes, the Company incurred approximately $10.6 million in deferred financing fees. Within the $10.6 million in deferred financing fees is $7.7 million in underwriter fees associated with the Notes. These costs are being amortized over the life of the Notes.

Black Gaming, LLC

Notes to Consolidated Financial Statements

9.              Long-term Debt (con’t.)

Interest Rate Swaps

During 2001, as part of entering into the Original Credit Agreement, the Company entered into two interest-rate swaps, each with notional amounts equal to $28.0 million (the “Swaps”), to be utilized as cash-flow hedges to reduce the Company’s exposure to changes in interest rates. The Swaps effectively converted $56.0 million of the Company’s floating rate debt to a fixed rate. The Swaps became effective on June 29, 2001 and terminated on June 30, 2006. The Company paid a fixed rate of 5.88% on the Swaps, which was priced to assume no value at inception.

The Swaps became completely ineffective during the year ended December 31, 2004. Accordingly, for the years ended December 31, 2006, 2005 and 2004, the change in fair value of the Swaps was accounted for as income to current earnings. Specifically for the year ended December 31, 2004, the Company recorded a loss relating to the change in the fair value of the Swaps totaling $1.5 million, which was equal to the write-off of the cumulative comprehensive loss of $5.3 million, net of the current year increase in fair value of the Swaps of $3.8 million. The total amount of the loss was recorded in the accompanying consolidated statement of operations of the Company. As of December 31, 2006, the Company had no swap arrangements. The fair value of the Swaps at December 31, 2006 and 2005 was $0 and $0.2 million respectively, and is included in the accompanying consolidated balance sheet. The notional amount of the Swaps at December 31, 2005 was $33.6 million.

The estimated fair value of the Company’s Senior Notes and Senior Sub Notes at December 31, 2006 and 2005 was $129.2 million, $46.5 million, $127.5 million and $45.4 million, respectively. The estimated fair value amounts were based on quoted market prices. For all other indebtedness, the fair value approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

10.       Related Party Transactions

Wingnuts, Inc. is a company that owns an airplane used by the Company. Wingnuts, Inc. is owned by the sole shareholder of the Black Trust along with various former shareholders of the Company. Wingnuts, Inc. charged the Company for business usage of the airplane using hourly rates for actual air time. Total charges for the years ended December 31, 2006, 2005 and 2004 were $0, $0 and $70,000, respectively.

MJB Development is a real estate construction company owned by a former shareholder of the Company which provided construction services associated with hotel facilities of the Company. When performing construction services, the actual costs of construction, overhead charges, and a profit are charged to the Company. In addition to construction services, MJB Development has also leased containers for storage to the Company. Total charges for construction and leasing of storage containers totaled $0, $2,000 and $23,000 during the years ended December 31, 2006, 2005 and 2004, and are included in the accompanying consolidated statements of operations. In addition, during the year ended December 31, 2005, the Company paid MJB Development $68,000 to purchase previously leased storage containers.

MDW is a Nevada limited-liability company in which the sole shareholder of the Black Trust has an interest. MDW owns a condominium complex located in Mesquite, Nevada. The Company had entered into a lease agreement with MDW whereby MDW gave the members of the CasaBlanca Vacation Club (the timeshare club associated with the CasaBlanca) the right to use and occupy the timeshare units located on the leasehold property. The remaining units at the condominium complex were utilized by the CasaBlanca for hotel and apartment purposes. On December 15, 2004, pursuant to a termination agreement, the Company terminated its lease with MDW. The rent payments paid by the Company to MDW during the years ended December 31, 2006, 2005, and 2004 were $0, $0 and $739,000, respectively, and are included in the consolidated statements of operations. The Company  recorded approximately $0.9 million, $0.9 million, and $0 in other income related to the condominium sales during the years ended December 31, 2006, 2005 and 2004, respectively. In addition, pursuant to the lease termination agreement, the Company owed MDW $0 and $16,000 at December 31, 2006 and 2005, respectively.

Black Gaming, LLC

Notes to Consolidated Financial Statements

10.       Related Party Transactions (con’t)

Virgin River Foodmart, Inc., a Nevada corporation, (“Foodmart”) is owned by the sole shareholder of the Black Trust and former shareholders of VRCC. Pursuant to a lease agreement dated November 1996, VRCC leased to Foodmart certain real property and the structures and improvements contained thereon for the purposes of operating the Virgin River Food Mart. The term of the lease was for 30 years at approximately $18,500 a month with Foodmart having the option to extend the lease for two additional ten year periods. Pursuant to the Buyout, the real property, structures and improvements previously leased to Foodmart were not acquired by the Black Trust, but were distributed to the shareholders of VRCC; therefore the lease between VRCC and Foodmart was terminated. Lease payments made to VRCC were $0, $0 and $222,000 for years ended December 31, 2006, 2005 and 2004, respectively, and are included in the accompanying consolidated statements of operations.

In addition, participants in the Company’s Slot Program are able to redeem their points for gasoline at the Foodmart. Foodmart charges the Company the retail amount of gas purchased with player points. For the years ended December 31, 2006, 2005 and 2004, Foodmart has charged the Company $45,000, $351,000 and $456,000 respectively, for gasoline purchased with points from the Company’s Slot Program.

Black, LoBello & Sparks is a law firm managed by the daughter of the sole shareholder of the Black Trust. The Company retains Black, LoBello & Sparks as outside legal counsel, and Black, LoBello & Sparks has received legal fees for legal services in the amount of $303,000, $131,000 and $196,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Pursuant to the Indenture, Mr. Black is entitled to a management fee for his management of the Companies of up to 5% of EBITDA, as defined. The Company has expensed $1.3 million and $1.2 million as of December 31, 2006 and 2005, respectively. In addition, Mr. Black received management fees totaling $2,000 for the year ended December 31, 2004.

During the year ended December 31, 2006, it was determined upon completion of the Company’s income tax returns that $1.4 million was overpaid by the Company to Mr. Black for tax distributions during the year ended December 31, 2005. As a result, the Company offset that overpayment against earned and unpaid management fees during the year ended December 31, 2006 which resulted in an equity contribution of $1.4 million to the Company.

Gaming Research is a consulting firm retained to perform marketing research for the Company. The principal of Gaming Research is the father of the Company’s chief operating officer. Gaming research received consulting fees of $222,000, $117,000 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company provided management and other services to two related parties that manage and operate the home owners associations of the vacation intervals sold at the property. As of December 31, 2006 and 2005, respectively, included in the accompanying consolidated balance sheets, respectively, is a receivable for $384,000 and $95,000 related to amounts owed for those services.

During 2006, the Company entered into an agreement with Town Center Drive & 215, LLC. to lease executive office space. The term of the lease is 84 months at a rate of approximately $11,508 a month. Mr. Black is the owner and manager of Town Center Drive & 215, LLC.

Black Gaming, LLC

Notes to Consolidated Financial Statements

11.       401(k) Plan and Other Benefit Plans

The Company implemented a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 40% of the first 6% of each participating employee’s compensation. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company’s portion of the matching contributions for the years ended December 31, 2006, 2005 and 2004 were $238,000, 232,000, and $237,000, respectively.

In October 2006, the Company adopted the Black Gaming Long Term Incentive Plan (“LTIP”). LTIP is a long-term formula based compensation plan utilizing EBITDA, as defined, Long-term Debt, as defined, cash and a fixed multiple to compensate senior executives for increasing the operating performance and financial condition of the Company in the event the executive remains with the Company. Each measurement date, which is December 31 of each fiscal year or the date of a Change in Control, as defined in LTIP, using an enterprise value computation, the Company determines a theoretical value of the Company’s equity based on the fixed multiple. Senior executives who participate in LTIP will receive an award each measurement date that is a percentage of the overall increase in the theoretical equity of the Company at the measurement date over the highest previous theoretical equity calculation from a prior measurement date. Such award is paid out in three equal annual installments beginning one year after the measurement date. With the exception of certain events as defined by LTIP, senior executives must be employed by the Company in order to receive a payment of the award. Future compensation, recognized in accordance with LTIP will be accounted for using the intrinsic value method allowed for nonpublic entities as defined and prescribed by SFAS 123(R) “Share Based Payment”. The Company awarded $205,000 in the LTIP for the fiscal year ended December 31, 2005, of which $68,000 was recognized as compensation expense and paid during the year ended December 31, 2006 and the remainder will be recognized as compensation expense equally over years ending December 31, 2007 and 2008, respectively. As of December 31, 2006, the Company awarded $588,000 in the LTIP for the fiscal year ended December 31, 2006 which will be recognized as compensation expense equally over the years ending December 31, 2007, 2008 and 2009, respectively.

12.       Commitments and Contingencies

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

Pursuant to the agreement, the rental units under the original lease agreement would be converted to condominiums to be offered for sale. In total, 197 condominiums will be offered for sale for approximately $44,000 to $69,000 a unit, depending on the size of the unit. Mr. Black will receive 6% of the net sales proceeds from the sale of the condominium units, as defined (the “fee”). MDW also will convey to RBG three timeshare units. During the sales process, MDW and RBG will share equally the rental income from the remaining rental units pending their sale (“rental income”) and share

Black Gaming, LLC

Notes to Consolidated Financial Statements

12.       Commitments and Contingencies (con’t)

equally the expenses of the condominium project, including debt service and the fee (“project expenses”). MDW also will pay RBG 44% of the net sales proceeds from the sale of the condominium units less the fair market value of the three timeshare units conveyed to RBG. RBG advanced project expenses for a six-month period beginning on December 15, 2004 to the extent MDW did not have sufficient funds to pay the project expenses, provided, however, that the aggregate amount of the advances would not exceed $150,000. Until the aggregate amount of any such advances plus an additional payment of approximately 15% of the aggregate amount of such advances is repaid to RBG, all net sales proceeds and rental income would be payable to RBG. The Company recorded approximately $0.9 million in other income related to the condominium sales during the year ended December 31, 2006 and 2005, respectively. In addition, pursuant to the lease termination agreement, Management has determined under the provisions of FIN 46(R) that they are not the primary beneficiary of MDW and accordingly have not consolidated MDW in these consolidated financial statements. As of December 31, 2006, all condominiums under the agreement with MDW had been sold and the Company’s affiliation with MDW had ceased. As of December 31, 2006, MDW had total assets of $10,000 (unaudited), liabilities of $10,000 (unaudited) and members’ equity of $0 (unaudited).

Operating Leases

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

During 2003, RBG signed a lease agreement with Wells Fargo Equipment Finance to lease golf carts for the Casablanca golf course over a three-year period beginning November 2003. The aggregate monthly payments, including interest and taxes are $5,500 a month.

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

As part of the acquisition of the Casablanca, the Company has been assigned the rights to an agreement to lease the land and water rights which contain the golf course of the Casablanca. The lease agreement is for a term of 99 years that began in June 1995 at a monthly lease rate of $18,000. In June 2005 and every 5 years thereafter, the lease rate will be adjusted based on the increase in the Consumer Price Index, as defined.

During 2006, the Company entered into an agreement with Town Center Drive & 215, LLC to lease executive office space. The term of the lease is 84 months at a rate of approximately $11,508 a month. The lease also provides for two – five year options to extend the Lease at market price. The lease also requires the Company to pay its pro rata share of real estate taxes, operating expenses, and common area costs. In addition, the Company has received lease incentives in connection with this lease. The Company will recognize the benefits related to the lease incentives on a straight-line basis over the applicable lease term.

Black Gaming, LLC

Notes to Consolidated Financial Statements

12.       Commitments and Contingencies (con’t)

Future minimum lease payments under operating leases for the five years subsequent to December 31, 2006 are as follows (in thousands):

Years ending December 31:
2007	$938
2008	693
2009	408
2010	408
Thereafter	23,566
$26,013

Rent expense for the years ended December 31, 2006, 2005 and 2004 were $1.8 million, $1.4 million and $1.3 million, respectively.

Workers’ Compensation Claim—In February 2004, an employee of Resorts LLC was killed while performing maintenance work on the Palms Golf Course. As a result of the death, the Company has recorded a liability as of December 31, 2006 of approximately $107,000, which represents the Company’s obligation to the family of the deceased under their workers’ compensation policy and the workers’ compensation laws of the State of Nevada.

Litigation—From time to time the Company is party to various legal proceedings, most of which relate to routine matters incidental to the business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

Environmental Matter—The Company has become aware that there is contamination present on some of its properties apparently due to past operations, which included a truck stop and gas station. In particular, groundwater contamination at the Oasis property (which appears to have migrated onto the CasaBlanca property) is the subject of investigation and cleanup activities being conducted by the prior owners of the Oasis (See Note 1). Management believes that the prior owners are responsible for such matters under an indemnity agreement negotiated at the time the Oasis was purchased; however, there is no assurance that the Company will not incur costs related to this matter. Moreover, it is possible that future developments could lead to material environmental compliance costs or other liabilities for the Company and these costs could have a material adverse effect on our combined financial position or results of operations. As of December 31, 2006 and 2005, respectively, no costs were incurred in connection with this matter.

Other—In January 2006, Oasis Interval Ownership, LLC entered into an agreement with Global Exchange Development Corp. to sell substantially all of the unsold time share intervals at the Oasis Hotel and Casino.  The sale is expected to close in three separate closings each involving approximately one-third of the unsold time share intervals at the Oasis Hotel and Casino. Each close is expected to occur within 6 months of the preceding close. The first and second closings occurred in January and June 2006, respectively.

13.       Rental Revenue

In November 2006, the Company entered into a lease agreement with MDC Restaurants, LLC (“MDC”), a Nevada Limited Liability Company and franchisee of Denny’s, Inc, whereby MDC will operate a Denny’s restaurant in the location of the former coffee shop of the Oasis Hotel & Casino. The lease is for a five year term, with one five year renewal term and five one-year renewal terms. The Company will receive a minimum lease payment of $78,000 annually along with a percentage of rent based on revenue as defined in the agreement. As part of entering the lease, the Company agreed to provide a tenant improvement allowance of $212,500, $106,250 which was paid as of December 31, 2006. This amount will be amortized as a reduction of rental revenue over the term of the lease.

In 1990, the Company entered into a lease agreement, which was last amended in April 1995, with Westates Theater, Inc. to lease and operate theaters at the Virgin River Hotel/Casino/Bingo. The term of the lease is for 15 years from the last amendment date. The lease

Black Gaming, LLC

Notes to Consolidated Financial Statements

13.  Rental Revenue (con’t.)

calls for monthly lease payments, which currently approximate $10,600, in addition to a percentage rent that is calculated annually based on 7% of gross revenue from the theater operations in excess of $800,000. Annually the monthly lease payment shall increase based on the change in the Consumer Price Index. Rental revenue for the years ended December 31, 2006, 2005 and 2004 was $135,000, $143,000 and $140,000 and is included in other revenue in the accompanying statements of operations, respectively.

Future minimum lease payments to the Company under operating leases for the five years subsequent to December 31, 2006 are as follows (in thousands):

Years ending December 31:
2007	$205
2008	205
2009	205
2010	120
Thereafter	78
$813

14.  Impairment of Long Lived Assets

During 2006 the Company recorded an impairment loss of approximately $1.3 million, $0 million and $0 million in the years ended December 31, 2006, 2005 and 2004, respectively, to adjust the carrying value of land due to contested ownership rights related to the land.

15.  Guarantor Financial Information

At December 31, 2006, Black Gaming and all of the Issuer’s, and Issuers’ subsidiaries, each of which is directly or indirectly wholly-owned by the Issuers, are guarantors under the Foothill Facility and the indentures governing the Notes (see Note 9). These guarantees are full, unconditional and joint and several.

Black Gaming, LLC

Notes to Consolidated Financial Statements

16.  Consolidating Condensed Financial Information

(in thousands)	Black Gaming, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
As of December 31, 2006
BALANCE SHEET:

Current Assets, including intercompany accounts	$—	$51,686	$(29,668)	$22,018
Property and equipment, net	—	122,163	—	122,163
Assets held for sale	—	9,116	—	9,116
Goodwill and Other Intangibles	—	39,294	—	39,294
Other assets, excluding intercompany accounts	(3,382)	9,103	3,382	9,103
	$(3,382)	$231,362	$(26,286)	$201,694

Current Liabilities, including intercompany accounts	$—	$57,723	$(29,668)	$28,055
Long-term debt, less current portion	—	176,298	—	176,298
Gaming equipment financing, less current portion	—	723	—	723
Members’ (Deficit) Equity	(3,382)	(3,382)	3,382	(3,382)
	$(3,382)	$231,362	$(26,286)	$201,694

Black Gaming, LLC

Notes to Consolidated Financial Statements

16.  Consolidating Condensed Financial Information (con’t)

(in thousands)	Black Gaming, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
For the year ending December 31, 2006

STATEMENT OF OPERATIONS

Net Revenues	$—	$171,345	$(6,300)	$165,045

Operating Expenses:
Casino	—	47,444	—	47,444
Food and beverage	—	25,711	—	25,711
Hotel	—	7,090	—	7,090
Other	—	9,325	—	9,320
General and administrative	—	56,214	(6,300)	49,914
Depreciation and amortization	—	16,939	—	16,939
Impairment of long lived assets	—	1,350	—	1,350
Gain/Loss on Disposal of assets	—	198	—	198
Operating income	—	7,079	—	7,079

Income from investment in subsidiary	(12,097)	—	12,097	—
Change in fair value of swaps	—	195	—	195
Return on investment with MDW LLC	—	928	—	928
Interest expense	—	(19,808)	—	(19,808)
Total other (expense) income	(12,097)	(18,685)	12,097	(18,685)
Loss (income) from continuing operations	(12,097)	(11,606)	12,097	(11,606)
Loss from discontinued operations	—	(247)	—	(247)

Loss (income) before cumulative change in accounting principle and minority interest	(12,097)	(11,853)	12,097	(11,853)

Cumulative effect of change in accounting principle	—	(196)	—	(196)

(Loss) income before minority interest	(12,097)	(12,049)	12,097	(12,049)

Minority interest	—	(48)	—	(48)

Net (loss) income	$(12,097)	$(12,097)	$12,097	$(12,097)

STATEMENT OF CASH FLOWS

Net cash provided by operating activities	$—	$13,552	$—	$13,552
Net cash used in investing activities	—	(12,004)	—	(12,004)
Net cash used in financing activities	—	(6,062)	—	(6,062)

Black Gaming, LLC

Notes to Consolidated Financial Statements

16.  Consolidating Condensed Financial Information (con’t)

(in thousands)	Black Gaming, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
As of December 31, 2005

BALANCE SHEET:

Current Assets, including intercompany accounts	$—	$35,357	$(10,940)	$24,417
Property and equipment, net	—	126,224	—	126,224
Assets held for sale	—	8,023	—	8,023
Goodwill and Other Intangibles	—	42,761	—	42,761
Other assets, excluding intercompany accounts	6,268	11,519	(6,268)	11,519
	$6,268	$223,884	$(17,208)	$212,944

Current Liabilities, including intercompany accounts	$—	$38,697	$(10,940)	$27,757
Long-term debt, less current portion	—	172,333	—	172,333
Gaming equipment financing, less current portion	—	5,369	—	5,369
Fair value of interest rate swaps	—	195	—	195
Minority interest	—	1,022	—	1,022
Members’ Equity (Deficit)	6,268	6,268	(6,268)	6,268
	$6,268	$223,884	$(17,208)	$212,944

Black Gaming, LLC

Notes to Consolidated Financial Statements

16.  Consolidating Condensed Financial Information (con’t)

(in thousands)	Black Gaming, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
For the year ended December 31, 2005

STATEMENT OF OPERATIONS

Net Revenues	$—	$165,204	$(6,300)	$158,904

Operating Expenses:
Casino	—	45,306	—	45,306
Food and beverage	—	26,404	—	26,404
Hotel	—	9,610	—	9,610
Other	—	9,859	—	9,859
General and administrative	—	50,684	(6,300)	44,384
Depreciation and amortization	—	12,171	—	12,171
Gain/Loss on Disposal of assets	—	729	—	729
Operating loss	—	10,441	—	10,441

Income from investment in subsidiary	(8,414)	—	8,414	—
Change in fair value of swaps	—	1,298	—	1,298
Return on investment with MDW LLC	—	906	—	906
Interest expense	—	(20,384)	—	(20,384)
Total other (expense) income	(8,414)	(18,180)	8,414	(18,180)

Loss (income) from continuing operations	(8,414)	(7,739)	8,414	(7,739)
Loss from discontinued operations	—	(611)	—	(611)

(Loss) income before minority interest	(8,414)	(8,350)	8,414	(8,350)

Minority interest	—	(64)	—	(64)

Net (loss) income	$(8,414)	$(8,414)	$8,414	$(8,414)

STATEMENT OF CASH FLOWS

Net cash provided by operating activities	$—	$16,852	$—	$16,852
Net cash used in investing activities	—	(14,425)	—	(14,425)
Net cash used in financing activities	—	(3,828)	—	(3,828)

Black Gaming, LLC

Notes to Consolidated Financial Statements

16.  Consolidating Condensed Financial Information (con’t)

(in thousands)	Black Gaming, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
For the year ended December 31, 2004

STATEMENT OF OPERATIONS

Net Revenues	$—	$160,310	$(6,300)	$154,010

Operating Expenses:
Casino	—	42,999	—	42,999
Food and beverage	—	26,064	—	26,064
Hotel	—	10,920	—	10,920
Other	—	11,833	—	11,833
General and administrative	—	47,261	(6,300)	40,961
Depreciation and amortization	—	8,180	—	8,180
Gain/Loss on Disposal of assets	—	(59)	—	(59)
Operating loss	—	13,112	—	13,112

Income from investment in subsidiary	2,859	—	(2,859)	—
Change in fair value of swaps	—	(1,493)	—	(1,493)
Gain on early extinguishment of debt	—	1,279	—	1,279
Interest expense	—	(7,577)	—	(7,577)
Loss on early retirement of debt	—	(574)	—	(574)
Total other income (expense)	2,859	(8,365)	(2,859)	(8,365)

Income (loss) from continuing operations	2,859	4,747	(2,859)	4,747
Loss from discontinued operations	—	(233)	—	(233)

Income (loss) before minority interest	2,859	4,514	(2,859)	4,514

Minority interest	––	(1,655)	—	(1,655)

Net income (loss)	$2,859	$2,859	$(2,859)	$2,859

STATEMENT OF CASH FLOWS

Net cash provided by operating activities	$—	$16,895	$—	$16,895
Net cash used in investing activities	—	(3,567)	—	(3,567)
Net cash used in financing activities	—	(9,237)	—	(9,237)

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year. This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Conclusions

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006, and have concluded that they are effective to timely alert them to material information relating to the Company required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

Our executive officers and directors consist of the following:

Name	Age	Black Gaming, LLC

Robert R. Black, Sr.	54	Majority Member and Sole Manager

Curt Mayer	38	Chief Financial Officer

Jonathan Lowenhar	33	Chief Operating Officer

Robert R. Black, Sr. Mr. Black has been involved in all phases of the Nevada real estate industry since 1967. Additionally, Mr. Black is the managing member or member of several business entities which primarily relate to real estate development. Currently, Mr. Black serves as Chairman of the Board of Diversified Interest, Inc., a full-service real estate entity he founded in 1979. Since 1997, Mr. Black has served as Commander of the Nellis Support Team, a team organized to support the men, women and missions of Nellis Air Force Base by interacting with the local business and government community in order to raise funds to support the air force base and military personnel needs.

Since August 2006 Mr. Black has been the sole Manager of Black Gaming, LLC. Since December 2004, Mr. Black has been Chairman of the Board, Chief Executive Officer and President of Virgin River Casino Corporation and B & B B, Inc. Mr. Black was Secretary and a Director of Virgin River Casino Corporation from July 1988 to December 2004. Mr. Black was Secretary of B & B B, Inc. from December 1990 to December 2004 and a Director of B & B B, Inc. from December 1989 to December 2004. Mr. Black has been the sole Manager of RBG, LLC since February 1997.

Curt Mayer. Mr. Mayer has served as Chief Financial Officer to Black Gaming, LLC since August 2006. Mr. Mayer has served as Chief Financial Officer to Virgin River Casino Corporation, RBG, LLC and B & B B, Inc. since May 2002. From July 1992 to May 2002, Mr. Mayer was employed by the accounting firm of Arthur Andersen, LLP, most recently as a Senior Audit Manager. From 1995 to 2002, Mr. Mayer worked in the firm’s Las Vegas office providing audit services to the hospitality and gaming industry.

Jonathan Lowenhar. Mr. Lowenhar has served as Chief Operating Officer to Black Gaming, LLC since August 2006. Mr. Lowenhar has served as Chief Operating Officer to Virgin River Casino Corporation, RBG, LLC and B & B B, Inc. since April 2005, after consulting for the companies for several months. From 1999 to 2004, Mr. Lowenhar was employed by Harrah’s Entertainment, Inc., in Las Vegas, Nevada, most recently as Corporate Vice President Loyalty Marketing. While employed by Harrah’s, he managed Harrah’s casino and VIP marketing strategy as well as Harrah’s revenue management system. Mr. Lowenhar received his B.S. from Cornell University and is a 2005 graduate of the Berkeley-Columbia Executive Masters in Business Administration program.

Key Employees

Anthony A. George. Mr. George has served as the General Manager of Black Gaming, LLC since August 2006. From December 2005 to August 2006, Mr. George served as the Assistant General Manager for each of the CasaBlanca, the Oasis and the Virgin River. From 2001 to December 2005, Mr. George served as the General Manager of the Oasis. From 1994 to 2001, Mr. George was employed by the Oasis as the director of its Race and Sports book.

Scott W. DeAngelo. Mr. DeAngelo has served as the Vice President of Marketing and Sales for Black Gaming, LLC since August 2006. From April 2005 to August 2006, Mr. DeAngelo served as the Vice President of Marketing and Sales for each of the CasaBlanca, the Oasis and the Virgin River. From December 2004 to April 2005, Mr. DeAngelo served as a Consultant with Acxiom Corporation. From August 2004 to December 2004, Mr. DeAngelo served as a Consultant with Cerenti. From February 2004 to August 2004, Mr. DeAngelo served as the Vice President of Marketing for Harrah’s North Kansas City. From May 2000 to February 2004, Mr. DeAngelo served as a Consultant for McKinsey & Company, Inc.

Code of Ethics

We have not yet adopted a code of ethics which applies to our principle executive officer, principle financial officer, principle accounting officer or controller, or persons performing similar functions because of our limited size.

ITEM 11.       EXECUTIVE COMPENSATION.

Compensation Philosophy

Our primary goal with respect to executive compensation is to attract, retain and motivate the most qualified and dedicated executives, who possess the high-quality skills and talent required for the success of the business, to tie annual and long-term incentive compensation to achievement of certain performance objectives for us and the individual executives, and to encourage executive performance that contributes to our long-term growth. Since we are not a publicly held company, we are not required to form a compensation committee comprised of independent directors, as required by applicable laws and regulations, including the Sarbanes-Oxley Act, and applicable listing requirements.

To achieve our executive compensation objectives, we implement and maintain compensation plans and policies that ensure that executive compensation is fair, reasonable and competitive, and that reward executives’ contributions to our overall short and long-term growth. We use short-term compensation (base salaries and annual cash bonuses) and long-term incentive compensation, to achieve our goal of driving long-term growth. Our compensation policy links each executive’s earnings opportunity with our short and long-term performance. To maintain this link, we base performance on the achievement of pre-determined financial targets and operational goals measured by metrics such as operating income and growth, as well as each executive’s individual contributions and customer service scores obtained from independent third parties.

Setting Executive Compensation

In setting compensation, we evaluate individuals on their executive performance with the goal of setting compensation at levels we believe are comparable with executives in other companies of similar size, with similar revenues and in similar industries, while taking into account our relative performance and our own strategic goals.

Elements of Compensation

For the fiscal year ended December 31, 2006, our compensation components for the named executive officers included the following elements:

• Base salary;

• Annual bonus; and

• Long-term incentive compensation.

Base Salary

We pay base salaries to our named executive officers and all other employees to compensate them for their services during the fiscal year. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at companies of similar size, with similar revenues and in similar industries, in line with our compensation philosophy. Base salaries are reviewed annually, and executives are eligible for performance based increases based on the individual responsibilities and performance as it relates to the pre-determined financial targets that we set.

Annual Bonus

We award annual bonuses to the named executive officers and to other employees. The annual incentive bonuses are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. When we decide to award a bonus, we determine the pool of eligible employees and the amount that those employees will be eligible to receive under the plan. Our plan includes various incentive levels based on the participant’s accountability and impact on our operations, and target award opportunities are established as a percentage of base salary, ranging from 2.5% of base salary to 30% of base salary for our named executive officers. In addition, discretionary bonus amounts may be paid to named executives based on individual performance.

Each year, we set minimum, targets and maximum levels for corporate and individual performance goals, and payment of awards is based upon the achievement of those goals for that year. Upon completion of the fiscal year, we assess our performance and individual performance with respect to those goals, and an overall percentage amount for the corporate financial goals is calculated. The annual bonus is paid in cash and is ordinarily paid in a single installment in the February following the completion of a given fiscal year.

Long-Term Incentive Compensation

In October 2006, we adopted the Black Gaming Long Term Incentive Plan (“LTIP”).  LTIP is a long-term formula based compensation plan utilizing EBITDA, as defined, Long-term Debt, as defined, cash and a fixed multiple to compensate senior executives for increasing our operating performance and financial condition in the event the executive remains with us.  Future compensation, commencing in the fourth quarter of the year ended December 31, 2006, recognized in accordance with LTIP will be accounted for using the intrinsic value method allowed for nonpublic entities as defined and prescribed by SFAS 123(R) “Share Based Payment”. This incentive plan fosters the long-term perspective necessary for the continued success in our business.

Post-Termination Compensation

In order for us to attract and retain well-qualified executives and key personnel and to provide ourselves and each executive certain security of continuity of management in the event of a change in control of the Company, we entered into employment security agreements with certain of our executive officers, including Messrs. Lowenhar and Mayer.

We entered into an executive employment agreement with Jonathan Lowenhar effective as of April 1, 2005, where we agreed to pay Mr. Lowenhar a base salary of $275,000 per year effective April 1, 2005 for four years. Pursuant to the agreement, Mr. Lowenhar is subject to a non-solicitation, non-compete during the terms of the agreement, and for a period of two years after the agreement is terminated for cause or for certain specified reasons. We have agreed to pay Mr. Lowenhar an amount equal to the greater of $500,000 or 1% of the sale price of Virgin River Casino Corporation, RBG, LLC and Casablanca Resorts, LLC, or collectively the Operating Companies, if Mr. Black ceases to own less than 50% of the beneficial interest in the Operating Companies or if there is a sale of substantially all of the assets of the Operating Companies

We entered into an executive employment agreement with Curt Mayer effective as of January 1, 2006, where we agreed to pay Mr. Mayer a base salary of $212,000 per year effective January 1, 2006 and an additional annual $100,000 bonus commencing on January 1, 2006. We have also agreed to pay Mr. Mayer a payment equal to one year of his salary and bonus if Mr. Black, or an entity controlled by Mr. Black, ceases to control B & B B, Inc., Virgin River Casino Corporation, or RBG, LLC.

Perquisites and Other Personal Benefits

We provide our named executive officers with certain perquisites and other personal benefits that the we believe are reasonable and consistent with our overall compensation philosophy to attract, retain and motivate the most qualified and dedicated employees for key positions.

We do not issue stock or option awards to our executives. We also do not provide non-equity incentive plan compensation, do not have a pension plan and do not offer a nonqualified deferred compensation program. We have a 401(k) plan for our employees; however, our named executives do not participate in the plan.

The named executive officers are provided access to term life insurance policies, long-term disability insurance policies, contributions to our 401(k) plan, and participation in the plans and programs described above. In certain instances and on a case-by-case basis, we may reimburse relocation expenses and pay relocation bonuses to executives who are required, due to promotions or reorganizations, to move to another location. Additionally, we may pay special one-time bonuses to certain executives when their performance far-exceeds any targets or goals. Such bonuses are not common and are not paid through any formal compensation plan.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executives as of December 31, 2006.

Summary Compensation Table

				All Other
		Salary	Bonus	Compensation		Total
Name and Principal Position	Year	($)	($)	($)		($)
Robert S. Black, Sr.	2006	525,385	—	1,078,639	(1), (2)	1,604,024
Chief Executive Officer	2005	500,000	—	2,938,812	(3)	3,438,812
	2004	—	—	220,000	(4)	220,000

Curt Mayer	2006	231,749	119,491	—		351,240
Chief Financial Officer	2005	207,692	100,000	—		307,692
	2004	186,102	2,130	—		188,232

Jonathan Lowenhar(5)	2006	308,009	172,006	—		480,015
Chief Operating Officer	2005	190,385	135,000	—		325,385
	2004	—	—	—		—

Anthony A. George	2006	188,058	67,821	—		255,879
General Manager	2005	178,831	48,000	—		226,831
	2004	157,703	6,088	—		163,791

Scott DeAngelo(6)	2006	194,167	72,829	—		266,996
Vice President of Marketing	2005	141,154	20,000	—		161,154
	2004	—	—	—		—

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

(2)   Representing $1,068,639 in management fees, $0 in dividends and distributions paid to Mr. Black by us and $10,000 in perquisites provided to Mr. Black and his wife in the form of compensatory use of hotel rooms, the Company limousine, golf and spa services, meals and Company tickets for sporting events.

(3)   Representing $1,155,000 in management fees and $1,783,812 in dividends and distributions paid to Mr. Black by us.

(4)   Represents $0 in management fees and $220,000 in dividends and distributions paid to Mr. Black by us.

(5)   In April 2005, Mr. Lowenhar assumed the position of Chief Operating Officer.

(6)   In April 2005, Mr. DeAngelo assumed the position of Vice President of Marketing.

Employment Agreements

We entered into an executive employment agreement with Jonathan Lowenhar effective as of April 1, 2005, where we agreed to pay Mr. Lowenhar a base salary of $275,000 per year effective April 1, 2005 for four years. Pursuant to the agreement, Mr. Lowenhar is subject to a non-solicitation, non-compete during the terms of the agreement, and for a period of two years after the agreement is terminated for cause or for certain specified reasons. We have agreed to pay Mr. Lowenhar an amount equal to the greater of $500,000 or 1% of the sale price of Virgin River Casino Corporation, RGB, LLC and Casablanca Resorts, LLC, or collectively the Operating Companies, if Mr. Black ceases to own less than 50% of the beneficial interest in the Operating Companies or if there is a sale of substantially all of the assets of the Operating Companies.

We entered into an executive employment agreement with Curt Mayer effective as of January 1, 2006, where we agreed to pay Mr. Mayer a base salary of $212,000 per year effective January 1, 2006 and an additional annual $100,000 bonus commencing on January 1, 2006. We have also agreed to pay Mr. Mayer a payment equal to one year of his salary and bonus if Mr. Black, or an entity controlled by Mr. Black, ceases to control B & B B, Inc., Virgin River Casino Corporation, or RBG, LLC.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee. However, Mr. Black, Mr. Mayer and Mr. Lowenhar participate in the discussions and deliberations concerning the compensation of our executive officers.

THE FOLLOWING REPORT OF THE MANAGEMENT BOARD SHALL NOT BE DEEMED TO BE SOLICITING MATERIAL OR TO BE FILED WITH THE SEC UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934 OR INCORPORATED BY REFERENCE IN ANY DOCUMENT SO FILED.

Management Board Compensation Report

Our management board has reviewed and discussed the above Compensation Discussion and Analysis with our management and determined that the Compensation Discussion and Analysis be included in this annual report.

March 30, 2007	MANAGEMENT BOARD

Robert R. Black, Sr.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

We are wholly owned by Robert R. Black, Sr., our Manager and Majority Member, and his affiliates, with the exception of a 0.97% ownership interest held by a minority owner. The following table sets forth our beneficial ownership. As of December 31, 2006, no rights exist to purchase any additional ownership interest in us.

Black Gaming, LLC

Title of Class	Name and Address of Beneficial Owner(1)	Membership Interest	Percent of Class
Membership Interest	Robert R. Black, Sr. (2)	99.03%	99.03%
Membership Interest	Curt Mayer	0	0%
Membership Interest	Jonathan Lowenhar	0	0%
Membership Interest	Anthony A. George	0	0%
Membership Interest	Scott Deangelo	0	0%
Membership Interest	All executive officers and directors as a group (5 persons)	99.03%	99.03%

(1)   The address for each individual listed is Black Gaming, LLC, 10777 W. Twain Ave., Las Vegas, Nevada 89135.

(2)   Owned by Robert R. Black, Sr. as trustee of the Robert R. Black Sr. Gaming Properties Trust u/a/d May 24, 2004.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We believe that all of the transactions discussed below are on terms at least as favorable to us as would have been obtained from an unrelated third party.

Wingnuts, Inc. Wingnuts, Inc. is a company that owns an airplane used by us. Wingnuts, Inc. is owned by the sole shareholder of the Black Trust along with various former shareholders of ours. Wingnuts, Inc. charged us for business usage of the airplane using hourly rates for actual air time. Total charges for the years ended December 31, 2006, 2005 and 2004 were $0, $0 and $70,000, respectively.

MJB Development. MJB Development is a real estate construction company owned by a former shareholder of ours which provided construction services associated with our hotel facilities. When performing construction services, the actual costs of construction, overhead charges, and a profit are charged to us. In addition to construction services, MJB Development has also leased containers for storage to us.  Total charges for construction and leasing of storage containers totaled $0, $2,000 and $23,000 during the years ended December 31, 2006, 2005 and 2004, and are included in the accompanying consolidated statements of operations. In addition, during the year ended December 31, 2005, we paid MJB Development $68,000 to purchase previously leased storage containers.

MDW Mesquite, LLC. MDW Mesquite, LLC (“MDW”) is a Nevada limited-liability company in which the sole shareholder of the Black Trust has an interest. MDW owns a condominium complex located in Mesquite, Nevada. We had entered into a lease agreement with MDW whereby MDW gave the members of the CasaBlanca Vacation Club (the timeshare club associated with the CasaBlanca) the right to use and occupy the timeshare units located on the leasehold property. The remaining units at the condominium complex were utilized by the CasaBlanca for hotel and apartment purposes. On December 15, 2004, pursuant to a termination agreement, we terminated our lease with MDW. The rent payments paid by us to MDW during the years ended December 31, 2006, 2005, and 2004 were $0, $0 and $739,000, respectively, and are included in the consolidated statements of operations. We recorded approximately $0.9 million, $0.9 million, and $0 in other income related to the condominium sales during the years ended December 31, 2006, 2005 and 2004, respectively. In addition, pursuant to the lease termination agreement, we owed MDW $0 and $16,000 at December 31, 2006 and 2005, respectively.

Virgin River Foodmart, Inc. Virgin River Foodmart, Inc., a Nevada corporation, (“Foodmart”) is owned by the sole shareholder of the Black Trust and former shareholders of VRCC. Pursuant to a lease agreement dated November 1996, VRCC leased to Foodmart certain real property and the structures and improvements contained thereon for the purposes of operating the Virgin River Food Mart. The term of the lease was for 30 years at approximately $18,500 a month with Foodmart having the option to extend the lease for two additional ten year periods. Pursuant to the Buyout, the real property, structures and improvements previously leased to Foodmart were not acquired by the Black Trust, but were distributed to the shareholders of VRCC; therefore the lease between VRCC and Foodmart was terminated. Lease payments made to VRCC were $0, $0 and $222,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in the accompanying consolidated statements of operations.

In addition, participants in our Slot Program are able to redeem their points for gasoline at the Foodmart. Foodmart charges us the retail amount of gas purchased with player points. For the years ended December 31, 2006, 2005 and 2004, Foodmart has charged our $45,000, $351,000 and $456,000 respectively, for gasoline purchased with points from our Slot Program.

Black, LoBello & Sparks. Tisha Black, a partner at the law firm of Black, LoBello & Sparks is the daughter of Robert R. Black, Sr. We retain Black, LoBello & Sparks as outside legal counsel, and Black, LoBello & Sparks has received legal fees for legal services in the amount of $303,000, $131,000 and $196,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Robert R. Black, Sr. We pay Mr. Black management fees for his management of our business. We paid Mr. Black management fees in the amount of $0, $1.2 million and $0 for the fiscal years ended December 31, 2004, 2005 and 2006, respectively.  We have recorded, but not paid, a liability of $1.2 million associated with Mr. Black’s management fee at December 31, 2006.

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

R. Black, Inc. Concurrently with the closing of the old notes offering, Robert R. Black, Sr. and his affiliate made a $16.0 million equity contribution to us. Robert R. Black, Sr. made a $1.0 million equity contribution to us and R. Black, Inc. made a $15.0 million equity contribution to us. To finance the $15.0 million equity contribution, R. Black, Inc. issued a $15.0 million 8% convertible senior secured note to Michael J. Gaughan, which was amended in December 2006. The convertible note is secured by 33 1/3% of the equity interests directly and indirectly owned by Robert R. Black, Sr. in the issuers of the notes and in Black Gaming, LLC. The convertible note will mature in four years provided that the convertible note issuer may elect up to three one-year extensions and, effective upon each extension, the interest rate would increase 1% per annum. Notwithstanding the convertible note issuer’s election to extend the maturity, the holder of the convertible note may require the convertible note issuer to then satisfy the note, but in such event, at the convertible note issuer’s option, the convertible note may be satisfied either in cash or in shares of common stock (or any conversion thereof) representing a 33 1/3% fully-diluted interest (decreased in proportion to any principal paid in cash) in the common stock of each of the issuers and Black Gaming, LLC.

Casablanca Resorts, LLC. Casablanca Resorts, LLC provided management and other services to the Peppermill Palm Property Owners Association and the Grand Destination Owners Association, which manage and operate the home owners associations of the vacation intervals sold at the properties. As of December 31, 2006 and 2005, respectively, included in the accompanying consolidated balance sheets, respectively, is a receivable for $384,000 and $95,000 related to amounts owed for those services.

Gaming Research Inc. Gaming Research is a consulting firm retained to perform marketing research for us. The principal of Gaming Research is the father of our chief operating officer. Gaming research received consulting fees of $222,000, $117,000 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

Town Center Drive & 215, LLC. During 2006, we entered into an agreement with Town Center Drive & 215, LLC to lease executive office space. The term of the lease is 84 months at a rate of approximately $11,508 a month. Mr. Black is the owner and manager of Town Center Drive & 215, LLC. The lease commencement date was February 10, 2007, and we did not make any payments under the lease in 2006.

Policy for Related Party Transactions

We review all related party transactions on a case by case basis and approve any such transaction in accordance with Nevada corporate law.  In addition, the notes prohibit us from entering into certain transactions with certain related parties unless it is determined that the terms of the transaction are fair and reasonable to us, and no less favorable than could have been obtained in an arm’s length transaction with an unrelated party.  The notes require additional approvals before we may enter into certain related transactions in which the consideration to either party in the transaction would exceed specified thresholds.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate accounting fees billed and services provided by Ernst & Young LLP, our principal accountant, for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005

Audit fees(1)	$354,000	$213,000
Audit-related fees(2)	$—	$—
Tax fees(3)	$—	$—
All other fees(4)	$—	$261,700

Total fees	$354,000	$474,700

(1)   Represents the aggregate fees Ernst & Young LLP billed us in each of the last two fiscal years for professional services for the audits of our annual financial statements and review of financial statements included in our reports on Form 10-Q or services that are normally provided by Ernst & Young LLP in connection with those filings. In the year ended December 31, 2006, we were billed $18,000 in audit fees related to our quarterly reports and $300,000 related to our annual report. In the year ended December 31, 2005, we were billed $54,000 in audit fees related to our quarterly reports, and $195,000 related to our annual report.

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

(4)   Represents the aggregate fees Ernst & Young LLP billed us in each of the last two fiscal years for other than the items described in 1 – 3 above. The majority of “other” fees, specifically $261,700, represent fees billed to us for assistance related to the offering of the old notes and the registration statement on Form S-4, declared effective by the SEC on September 30, 2005.

We do not have an audit committee or a pre-approval policy with respect to any fees paid to Ernst & Young LLP, our principal accountant.

PART IV

ITEM 15.       EXHIBITS and FINANCIAL STATEMENT SCHEDULES.

(a)   List the following documents filed as part of the report:

(1)   All financial statements.

Included in “Item 8. Financial Statements and Supplementary Data” above.

(2)   Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

(3)   Exhibit Index.

See exhibits listed on the Exhibit Index following the signature page of this Annual Report, where said Exhibit Index is incorporated herein by reference.

(b)    Exhibits.

Included as exhibits are the items listed in the Exhibit Index.

(c)    Financial Statement Schedules

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Provision for	Write-offs,	Balance at
	Beginning of	Doubtful	net of	End of
Description	Period	Accounts	Recoveries	Period
Allowance for Doubtful Accounts
Year Ended December 31, 2006	$725	$435	$(441)	$719
Year Ended December 31, 2005	$631	$129	$(35)	$725
Year Ended December 31, 2004	$624	$301	$(294)	$631

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK GAMING, LLC
(Registrant)

	By:	/s/ Robert R. Black, Sr.
Date: March 30, 2007		Robert R. Black, Sr.
	Its:	Manager

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr.	Manager	March 30, 2007
Robert R. Black, Sr.	(Principal Executive Officer)

/s/ Curt Mayer	Chief Financial Officer	March 30, 2007
Curt Mayer	(Principal Financial and
Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGIN RIVER CASINO CORPORATION
(Registrant)

	By:	/s/ Robert R. Black, Sr.
Date: March 30, 2007		Robert R. Black, Sr.
	Its:	Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr.	Chairman of the Board, Chief	March 30, 2007
Robert R. Black, Sr.	Executive Officer and President
(Principal Executive Officer)

/s/ Curt Mayer	Chief Financial Officer	March 30, 2007
Curt Mayer	(Principal Financial and
Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBG, LLC
(Registrant)

	By:	/s/ Robert R. Black, Sr.
Date: March 30, 2007		Robert R. Black, Sr.
	Its:	Manager

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr.	Manager	March 30, 2007
Robert R. Black, Sr.	(Principal Executive Officer)

/s/ Curt Mayer	Chief Financial Officer	March 30, 2007
Curt Mayer	(Principal Financial and
Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B & B B, Inc.
(Registrant)

	By:	/s/ Robert R. Black, Sr.
Date: March 30, 2007		Robert R. Black, Sr.
	Its:	Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr.	Chairman of the Board, Chief	March 30, 2007
Robert R. Black, Sr.	Executive Officer and President
(Principal Executive Officer)

/s/ Curt Mayer	Chief Financial Officer	March 30, 2007
Curt Mayer	(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Index No.	Description

3.1	Articles of Organization of Black Gaming, LLC filed August 4, 2006.

3.2	Amendment to Articles of Organization of Black Gaming, LLC filed December 15, 2006.

3.3

Articles of Incorporation of Virgin River Casino Corporation filed July 1, 1988, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

3.4

Articles of Organization of RBG, LLC filed February 18, 1997, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

3.5

Articles of Incorporation of B & B B, Inc. filed December 7, 1989, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

3.6

Articles of Organization of Casablanca Resorts, LLC filed February 6, 2001, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

3.7

Articles of Organization of Oasis Interval Ownership, LLC filed May 31, 2001, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

3.8

Articles of Organization of Oasis Interval Management, LLC filed May 31, 2001, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

3.9

Articles of Incorporation of Oasis Recreational Properties, Inc. filed May 23, 2001, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

3.10	Articles of Incorporation of R. Black, Inc. filed February 19, 1997.

3.11	Operating Agreement of Black Gaming, LLC adopted December 31, 2006.

3.12

By-laws of Virgin River Casino Corporation adopted July 14, 1988, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

3.13

Operating Agreement of RBG, LLC adopted March 17, 1997, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

3.14	By-laws of B & B B, Inc. adopted December 8, 1989, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

3.15

Operating Agreement of Casablanca Resorts, LLC adopted May 31, 2001, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

Index No.	Description

3.16

Operating Agreement of Oasis Interval Ownership, LLC adopted June 13, 2001, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

3.17

Operating Agreement of Oasis Interval Management, LLC adopted June 6, 2001, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

3.18

By-laws of Oasis Recreational Properties, Inc. adopted June 13, 2001, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

3.19	By-laws of R. Black, Inc. adopted February 19, 1997.

4.1

Agreement for Purchase and Sale or Redemption of Equity Interests dated November 22, 2004 by and among James A. Black Gaming Properties Trust, Gary W. Black Gaming Properties Trust, Michael T. Black Gaming Properties Trust, Jorco, Inc., Marcus A. Hall, James Ritchie and Barry R. Moore, Robert R. Black, Sr., Virgin River Casino Corporation and B & B B, Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.2

Agreement for Purchase and Sale or Redemption of Equity Interests dated December 9, 2004 by and among Scott M. Nielson, Robert R. Black, Sr. and B & B B, Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.3

Indenture dated as of December 20, 2004 between Virgin River Casino Corporation, RBG, LLC and B & B B, Inc., certain guarantors and The Bank of New York Trust Company, N.A. relating to Series A and Series B 9% Senior Secured Notes due 2012, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.4

Indenture dated as of December 20, 2004 between Virgin River Casino Corporation, RBG, LLC and B & B B, Inc., certain guarantors and The Bank of New York Trust Company, N.A. relating to Series A and Series B 12¾% Senior Subordinated Discount Notes due 2012, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.5

Form of 12¾% Series B Senior Subordinated Discount Notes due 2012 (included as part of Indenture at Exhibit A), incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.6

Registration Rights Agreement dated as of December 20, 2004, by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries and Jefferies & Company, Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.7

Purchase Agreement dated as of December 10, 2004 by and among by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries, certain pledgors and Jefferies & Company, Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

Index No.	Description

4.8

Senior Secured Notes Security Agreement dated December 20, 2004, by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries and The Bank of New York Trust Company, N.A., as collateral agent, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.9

Parent Pledge Agreement dated December 20, 2004 by R. Black, Inc. and The Robert R. Black, Sr. Gaming Properties Trust in favor of The Bank of New York Trust Company, N.A., as collateral agent, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.10

Trademark Security Agreement dated December 20, 2004, by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries and The Bank of New York Trust Company, N.A., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.11

Credit Agreement dated December 20, 2004, by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries, Wells Fargo Foothill, Inc. as the arranger and administrative agent and the other lending parties thereto, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.12

Security Agreement dated December 20, 2004 B & B B, Inc., Casablanca Resorts, LLC, Oasis Interval Management, LLC, Oasis Interval Ownership, LLC, Oasis Recreational Properties, Inc., RBG, LLC and Virgin River Casino Corporation and Wells Fargo Foothill, Inc., as agent, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.13

Parent Pledge Agreement dated December 20, 2004 by and among Robert R. Black, Sr., The Robert R. Black, Sr. Gaming Properties Trust, R. Black, Inc. in favor of Wells Fargo Foothill Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.14

Trademark Security Agreement dated December 20, 2004 by and among B & B B, Inc., RBG, LLC, Virgin River Casino Corporation, certain subsidiaries and Wells Fargo Foothill, Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.15

Bailee Agreement dated December 20, 2004 by and among Wells Fargo Foothill, Inc., The Bank of New York Trust Company, N.A., Nevada Title Company, Robert R. Black, Sr., R. Black, Inc. and Virgin River Casino Corporation, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.16

Intercompany Subordination Agreement dated December 20, 2004 by and among B & B B, Inc., RBG, LLC, Virgin River Casino Corporation, certain subsidiaries and Wells Fargo Foothill, Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

Index No.	Description

4.17

Intercreditor and Lien Subordination Agreement dated December 20, 2004 by and among B & B B, Inc., RBG, LLC, Virgin River Casino Corporation, certain subsidiaries and Wells Fargo Foothill, Inc., Wells Fargo Foothill, Inc. and The Bank of New York Trust Company, N.A., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.18

Leasehold and Fee Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents (Nevada) dated as of December 20, 2004 and made by Virgin River Casino Corporation, RBG, LLC, Casablanca Resorts, LLC and Oasis Interval Ownership, LLC to Nevada Title Company, as trustee, for the benefit of The Bank of New York Trust Company, N.A., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.19

Leasehold and Fee Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents (Arizona) dated as of December 20, 2004 and made by Oasis Recreational Properties, Inc. to Transnation Title Insurance Company, as trustee, for the benefit of The Bank of New York Trust Company, N.A., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.20

Leasehold and Fee Deed of Trust, Fixture Filing with Assignment of Rents and Leases, and Security Agreement (Nevada) dated as of December 20, 2004 and made by and from RBG, LLC, Virgin River Casino Corporation, Casablanca Resorts, LLC, B & B B, Inc., and Oasis Interval Ownership, LLC to Nevada Title Company, as trustee, for the benefit of Wells Fargo Foothill, Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.21

Leasehold and Fee Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing (Arizona) dated as of December 20, 2004 and made by and from Oasis Recreational Properties, Inc. to Transnation Title Insurance Company, as trustee, for the benefit of Wells Fargo Foothill, Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.22

Assignment of Entitlements, Contracts, Rents and Revenues (Nevada) dated December 16, 2004 by and between Virgin River Casino Corporation, RBG, LLC, Casablanca Resorts, LLC, Oasis Interval Ownership, LLC, B & B B, Inc. and The Bank of New York Trust Company, N.A., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.23

Assignment of Entitlements, Contracts, Rents and Revenues (Arizona) dated December 17, 2004 by and between Oasis Recreational Properties, Inc. and The Bank of New York Trust Company, N.A., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.24

Assignment of Entitlements, Contracts, Rents and Revenues (Nevada) dated December 20, 2004 and made by and between Virgin River Casino Corporation, RBG, LLC, Casablanca Resorts, LLC, B & B B, Inc. and Oasis Interval Ownership, LLC and Wells Fargo Foothill, Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

Index No.	Description

4.25

Assignment of Entitlements, Contracts, Rents and Revenues (Arizona) dated December 20, 2004 and made by and between Oasis Recreational Properties, Inc. and Wells Fargo Foothill, Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.26

Collateral Assignment of Notes and Deeds of Trust dated December 16, 2004 by and between Oasis Interval Ownership, LLC and The Bank of New York Trust Company, N.A., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.27

Collateral Assignment of Notes and Deeds of Trust dated December 20, 2004 by and between Oasis Recreational Properties, Inc. and Wells Fargo Foothill, Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.28

Estoppel Certificate Consent and Agreement dated December 20, 2004 by River View Limited Liability Company and RBG, LLC, for the benefit of The Bank of New York, as collateral agent, and Wells Fargo Foothill, Inc., as arranger and administrative agent, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.29

Convertible Senior Secured Note Purchase Agreement dated December 20, 2004 by and between R. Black, Inc., Robert R. Black Sr., Trustee of the Robert R. Black, Sr. Gaming Properties Trust u/a/d May 24, 2004 and Michael Gaughan, incorporated by reference to registrant’s Pre-Effective Amendment No. 1 to Form S-4, as filed with the Securities and Exchange Commission on May 2, 2005.

4.30

Convertible Note Pledge Agreement dated December 20, 2004 by and between Robert R. Black Sr., Trustee of the Robert R. Black, Sr. Gaming Properties Trust u/a/d May 24, 2004 and Michael Gaughan, incorporated by reference to registrant’s Pre-Effective Amendment No. 1 to Form S-4, as filed with the Securities and Exchange Commission on May 2, 2005.

4.31

Convertible Promissory Note dated December 20, 2004 made by R. Black, Inc. in favor of Michael J. Gaughan, incorporated by reference to registrant’s Pre-Effective Amendment No. 1 to Form S-4, as filed with the Securities and Exchange Commission on May 2, 2005.

10.1

Letter dated November 12, 2004 between Curt C. Mayer and Robert R. Black, Sr. regarding employment of Mr. Mayer by B& BB Inc., Virgin River Casino Corporation, Inc. and RBG, LLC, incorporated by reference to registrant’s Pre-Effective Amendment No. 2 to Form S-4, as filed with the Securities and Exchange Commission on May 26, 2005.

10.2

Executive Employment Agreement dated April 1, 2005 made by Virgin River Casino Corporation, RBG, LLC and Casablanca Resorts, LLC with Jonathan Lowenhar, incorporated by reference to registrant’s Form 10-K/A, as filed with the Securities and Exchange Commission on April 25, 2006.

10.3

Lease Buy-Out and Condominium Conversion Management Agreement dated January 24, 2005 by and between MDW Mesquite, LLC, RBG, LLC and Robert R. Black, Sr., incorporated by reference to registrant’s Pre-Effective Amendment No. 1 to Form S-4, as filed with the Securities and Exchange Commission on May 2, 2005.

Index No.	Description

10.4

Executive Employment Agreement dated January 1, 2006 made by Virgin River Casino Corporation, RBG, LLC and Casablanca Resorts, LLC with Curt Mayer, incorporated by reference to registrant’s Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2006.

10.5	Black Gaming Long-term Incentive Plan, effective as of October 1, 2006, incorporated by reference to registrant’s Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2006.

10.6

Agreement and Plan of Reorganization dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.

10.7

Guarantee for the Senior Secured Notes dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.

10.8

Guarantee for the Senior Subordinated Notes dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.

10.9

First Supplemental Indenture for the Senior Secured Notes dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.

10.10

First Supplemental Indenture for the Senior Subordinated Notes dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.

10.11

Joinder to the Registration Rights Agreement dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.

10.12	Security Agreement Supplement dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.

10.13	Pledged Interests Addendum dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.

10.14

Consent by the Bank of New York Trust Company, N.A., dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.

10.15

Amended and Restated Parent Pledge Agreement dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.

10.16	General Continuing Guaranty dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.

Index No.	Description

10.17	Joinder Agreement and Amendment dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.

10.18

Consent by Wells Fargo Foothill, Inc., dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.

10.19	Joinder to Bailee Agreement dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.

21.1	List of Subsidiaries of the Registrant.

31.1	Certification of Robert R. Black, Sr. under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Curt Mayer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert R. Black, Sr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Curt Mayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.