Form 10-Q
period 2007-03-31
BLACK GAMING, LLC; B & B B, Inc.; RBG, LLC
filed 2007-05-15
CIK 1319842, 1319855, 1319845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 333-123179

BLACK GAMING, LLC

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-8160036
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

10777 West Twain Avenue, Las Vegas, NV	89135
(Address of Principal Executive Offices)	(Zip Code)

(702) 577-9209 x4828

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Number of shares of common stock outstanding of Virgin River Casino Corporation as of May 1, 2007:   100 shares of common stock.

Number of shares of common stock outstanding of B & B B, Inc. as of May 1, 2007: 16.75 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Black Gaming, LLC and Subsidiaries

Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2007	2006
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$18,821	$11,118
Accounts receivable	3,256	2,788
Related party receivables	116	384
Inventories	1,757	1,655
Property held for vacation interval sales	420	420
Prepaid expenses	4,434	5,060
Current assets held for sale	307	244
Current portion of notes receivable	324	349
Total current assets	29,435	22,018
Property and equipment, net	122,572	122,163
Assets held for sale, net	9,098	9,116
Notes receivable, less current portion.	744	880
Goodwill and other intangible assets, net	38,428	39,294
Deferred financing fees	7,460	7,860
Other assets	838	363
Total assets	$208,575	$201,694

Liabilities and Members’ Deficit
Current liabilities:
Bank overdraft	$1,048	$1,770
Current portion of gaming equipment financing	4,300	4,933
Accounts payable	2,011	2,105
Current liabilities held for sale	356	252
Accrued liabilities	18,374	18,995
Total current liabilities	26,089	28,055
Gaming equipment financing, less current portion	58	723
Long-term debt, less current portion	187,409	176,298
Commitments and contingencies	—	—
Members’ deficit	(4,981)	(3,382)
Total liabilities and members’ deficit	$208,575	$201,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands)

	Three months ended
	March 31,	March 31,
	2007	2006
Revenues
Casino	$29,552	$27,075
Food and beverage	11,014	11,246
Hotel	10,349	9,286
Other	4,541	4,701
Total revenues	55,456	52,308
Less—promotional allowances	(11,215)	(8,619)
Net revenues	44,241	43,689
Operating expenses:
Casino	13,839	12,236
Food and beverage	5,964	6,567
Hotel	1,512	2,125
Other	2,671	2,384
General and administrative	12,840	10,975
Depreciation and amortization	4,111	4,602
(Gain) loss on sale and disposal of assets	(18)	92
Total operating expenses	40,919	38,981
Operating income	3,322	4,708
Other (expense) income:
Interest expense	(5,146)	(4,972)
Change in fair value of interest rate swaps	—	124
Loss from continuing operations	(1,824)	(140)
Income from operations of discontinued Oasis Recreational Properties	225	122
Loss before cumulative effect of change in accounting principle and minority interest	(1,599)	(18)
Cumulative effect of change in accounting principle	—	(196)
Loss before minority interest	(1,599)	(214)
Minority interest	—	(36)
Net loss	$(1,599)	$(250)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended
	March 31,	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,599)	$(250)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle.	—	196
Depreciation and amortization	4,156	4,697
Minority interest	—	36
Change in fair value of interest rate swaps	—	(124)
(Gain) loss on sale and disposal of assets	(18)	92
Amortization of deferred financing fees	400	401
Accretion of senior subordinated notes	1,611	1,423
Interest expense on gaming equipment financing	1	70
Cost of vacation intervals sales	—	26
Change in operating assets and liabilities:
Accounts and related party and company receivables, net	(200)	(518)
Inventories	(104)	152
Prepaid expenses	565	86
Notes receivable	161	150
Accounts payable and accrued liabilities	(611)	986
Net cash provided by operating activities	4,362	7,423
Cash flows from investing activities:
Proceeds received from sale of assets	83	13
Capital expenditures	(3,893)	(2,567)
Net cash used in investing activities	(3,810)	(2,554)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	9,500	3,000
Payment of gaming equipment financing	(1,192)	(713)
Payment of long-term debt	—	(2,284)
Decrease in bank overdraft	(722)	(548)
Change in other assets	(435)	(95)
Net cash provided by (used in) financing activities	7,151	(640)

Net increase in cash and cash equivalents	7,703	4,229
Cash and cash equivalents at beginning of period	11,118	15,632
Cash and cash equivalents at end of period	$18,821	$19,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

(in thousands)

	Three months ended
	March 31,	March 31,
	2007	2006
Noncash investing and financing activities:

Acquisition of assets with gaming financing	$—	$62

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

1.             Basis of Presentation and Background

The accompanying are the condensed consolidated financial statements of Black Gaming, LLC, (“BG LLC”) which includes the accounts of its wholly owned subsidiaries B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo) (“B&BB”) and Virgin River Casino Corporation (“VRCC”) and its wholly owned subsidiary RBG, LLC (doing business as CasaBlanca Resort/Casino/Golf/Spa) (“RBG”) and its wholly owned subsidiary CasaBlanca Resorts, LLC (doing business as Oasis Resort & Casino) (“Resorts LLC”) (collectively, the “Company”).  Significant intercompany items and transactions of the Company have been eliminated.

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

Immediately prior to the Reorganization, VRCC acquired, directly and indirectly, an additional aggregate 11.2% ownership in RBG as a result of the following transaction:

VRCC received 100 shares of R. Black, Inc. (“RBI”) from the Black Trust. The Black Trust owns 100% of the outstanding shares of VRCC. The 100 shares of RBI, representing 100% of the outstanding capital stock of RBI, were exchanged for 3.68 shares of VRCC held by the Black Trust, representing 3.68% of the outstanding capital stock of VRCC.  RBI does not have any material operations, liabilities or assets other than a 5.47% ownership in RBG.  The transfer of shares of RBI to VRCC was accounted for at the historical cost of RBG as RBI and VRCC were under common control.

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

The accompanying condensed consolidated financial statements as of December 31, 2006 and for the three-month period ending March 31, 2007 include the accounts of the Company and all of its majority-owned subsidiaries and are maintained in accordance with accounting principles generally accepted in the United States of America.  The transfer of shares of B&BB and VRCC for membership interests in BG LLC and the presentation in the accompanying condensed consolidated financial statements have been accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests.  Accordingly, the contributed assets and assumed liabilities were recorded at VRCC’s and B&BB’s historical cost basis. Since VRCC and B&BB were under common control, no adjustments in the accompanying condensed consolidated financial statements were necessary to conform to similar accounting policies. The financial statements have been prepared as though the reorganization of entities under common control took place as of the beginning of the periods presented.  The acquisition of Glenn Teixeira’s interest was presented as of the date the exchange occurred on December 31, 2006.  All significant intercompany balances and transactions as of December 31, 2006 and for the three-month period ending March 31, 2007 have been eliminated.

Interim Financial Statements – The accompanying unauditted consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required

Black Gaming, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

1.             Basis of Presentation and Background (continued)

by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Reclassifications – Certain previously reported amounts in the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

2.             Discontinued Operations

As part of a strategic plan to dispose of non-core hotel assets, during the fourth quarter of 2006 the Company began marketing for sale approximately 350 acres of land owned by Resorts LLC’s subsidiary, Oasis Recreational Properties, Inc. (“OARI”) located in the state of Arizona immediately adjacent to the city of Mesquite, Nevada. OARI includes the land underlying the Company’s Palms Golf Course and Oasis Gun Club. The Company anticipates it will operate and generate operating cash flows from the golf course and gun club until its disposition.  In anticipation of the marketing of the golf course property, on August 17, 2006 Resorts, LLC entered into several agreements with WSR, Inc, the former owners of the Oasis Hotel & Casino, to terminate WSR’s remaining rights in the golf course property, among other matters, in exchange for approximately $1.1 million.  Pursuant to the agreements, the funds paid to WSR will be used by WSR to remediate the existing environmental liability at the Oasis Hotel & Casino which continues to be an obligation of WSR.  The 350 acres of land and certain other assets of OARI met the “held for sale” and “discontinued operations” criteria in accordance with SFAS 144.

The following sets forth the discontinued operations for the three months ended March 31, 2007 and 2006 related to OARI’s assets held for sale (in thousands):

	For the three months	For the three months
	ended March 31, 2007	ended March 31, 2006

Operating revenues	$1,131	$1,128
Operating expenses	861	911
Depreciation and amortization	45	95

Income from discontinued operations	$225	$122

Black Gaming, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2.             Discontinued Operations (continued)

The following sets forth the assets that are held for sale that are related to the discontinued operations (in thousands):

	March 31,2007	December 31, 2006
ASSETS
Inventory	$95	$93
Prepaid expenses	212	151
Property and equipment, net	7,998	8,016
Other assets	1,100	1,100
Total assets of discontinued operations	$9,405	$9,360

LIABILITIES
Accounts payable	$52	$31
Accrued liabilities	304	221
Total liabilities of discontinued operations	$356	$252

3.             Property and Equipment

Property and equipment (excluding such assets held for sale) consists of the following (in thousands):

	March 31, 2007	December 31, 2006

Land	$21,421	$21,421
Buildings	73,560	73,232
Land and leasehold improvements	30,133	28,125
Furniture, fixtures and equipment	70,525	70,159
Construction in progress	2,677	3,049
	198,316	195,986
Less—accumulated depreciation and amortization	(75,744)	(73,823)
Property and equipment, net	$122,572	$122,163

Black Gaming, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.             Notes Receivable

Notes receivable consist of the following (in thousands):

	March 31,2007	December 31,2006

Vacation interval notes receivable	$1,241	$1,571
Allowance for possible credit losses	(173)	(342)
Total notes receivable	1,068	1,229
Less: current portion	(324)	(349)
Non-current notes receivable	$744	$880

Notes generated from the sale of vacation intervals generally bear interest at annual rates ranging from 12.75% to 14.75% and have terms of 5 to 7 years. The vacation interval notes receivable are collateralized by the right to use and deeds of trust on the vacation interval sold and serve as collateral to the Hypothecation Note.

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

Black Gaming, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.             Gaming Equipment Financing

Gaming equipment financing consists of the following (in thousands):

	March 31, 2007	December 31, 2006

Gaming equipment financing to purchase 478 games, no payments for one year and monthly payments of $251 for 24 months beginning February 2006	$2,410	$3,139
Gaming equipment financing to purchase 68 games, no payments for one year and monthly payments of $43 for 24 months beginning January 2006	415	534
Gaming equipment financing to purchase 70 games, no payments for one year and monthly payments of $39 for 24 months beginning March 2006	373	550
Gaming equipment financing to purchase 80 games, monthly payments of $18 for 36 months beginning April 2005	318	393
Gaming equipment financing to purchase 64 games, no payments for one year and monthly payments of $26 for 24 months beginning February 2006	253	326
Gaming equipment financing to purchase 38 games, monthly payments of $13 for 36 months beginning April 2005	161	200
Gaming equipment financing to purchase 55 games, no payments for one year and monthly payments of $16 for 24 months beginning January 2006	129	171
Gaming equipment financing to purchase 20 games, no payments for one year and monthly payments of $7 for 36 months beginning April 2005	66	87
Gaming equipment financing. monthly payments of $3 for 36 months beginning January 2005	16	25
Gaming equipment financing to purchase 4 games, monthly payments of $1 for 36 months beginning April 2005	15	18
Gaming equipment financing to purchase 6 games, no payments for one year and monthly payments of $6 for 24 months beginning February 2007	59	66
Gaming equipment financing, monthly payments of $1 for 36 months beginning July 2006	26	29
Gaming equipment financing, no payments for 18 months and monthly payments of $1 for 36 months beginning July 2006	11	90
Gaming equipment financing, no payments for 36 months and a lump sum payment of $95 due January 2008	106	28
	4,358	5,656
Less: current portion	(4,300)	(4,933)
Gaming equipment financing, long-term portion	$58	$723

Black Gaming, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6.             Long-term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2007	December 31, 2006

Revolving credit facility totaling $15 million with Wells Fargo Foothill at a margin above prime or LIBOR, as defined; collateralized by substantially all assets of the Company as defined.	$9,501	$—
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	125,000	125,000
12 ¾% senior subordinated notes, non-cash interest will accrue at an annual rate of 12 ¾% in the form of increase accreted value until January 15, 2009. Beginning January 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	52,908	51,298
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $54 at an interest rate of 6.97%, due June 2006	—	—
Hypothecation note at prime plus 3.0% (10.25 at December 31, 2005), collateralized by certain notes receivable as defined; guaranteed by one of the Members, due April 2004	—	—
Promissory note payable to Wells Fargo Equipment Finance, Inc. payable in monthly installments of $14 at an interest rate of 6.21%, due December 2006	—	—
	187,409	176,298
Less—current portion	—	—
Total long-term debt	$187,409	$176,298

Revolving Facility

The Wells Fargo Foothill, Inc. credit facility (“Foothill Facility”) is secured by substantially all the assets of the Company. During the life of the Foothill Facility, the Company may borrow up to the lesser of (1) $15.0 million less the Letter of Credit Usage, as defined, less the Bank Product Reserve, as defined, or (2) the Borrowing Base, as defined, less the Letter of Credit Usage. At March 31, 2007, $9.5 million was drawn under the Foothill Facility.  Accordingly, the availability under the Foothill Facility at March 31, 2007 was limited to approximately $5.5 million.

Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, which is 3.5%, or the Base Rate, as defined, plus the Base Rate Margin, which is 2%.  LIBOR was approximately 5.3% and prime was 8.25% at March 31, 2007. The Foothill Facility also contains certain financial and other covenants. These include a minimum trailing twelve-month Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $15,000,000 for the Company and limitations on other indebtedness and capital expenditures, as defined. The Company was in compliance with these covenants at March 31, 2007 and December 31, 2006, respectively.  The outstanding balance on the Foothill Facility is a joint and several obligation of the Company.

Senior Secured and Senior Subordinated Notes

In December 2004, VRCC, RBG and B&BB (the “Issuers”) issued $125.0 million of 9% senior secured notes (“Senior Notes”) due on January 15, 2012 and $39.9 million in gross proceeds of 12¾% senior subordinated notes (“Senior Sub Notes”) due January 15, 2013 (collectively the “Notes”). The Notes are joint and several obligations of the Issuers and all current and future subsidiaries of the Issuers.

Black Gaming, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6.             Long-term Debt (continued)

The Senior Notes pay interest semiannually while the Senior Sub Notes accrue interest in the form of increased accreted value until January 15, 2009, when the carrying book value of the Senior Sub Notes will be $66.0 million. At that point the Senior Sub Notes will pay interest semiannually on the same dates as the Senior Notes.

The indentures governing the Notes (the “Indentures”) contain certain customary financial and other covenants, which limit the Company’s ability to incur additional debt. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, on a pro-forma basis after the incurrence of the additional indebtedness is at least 2.00 to 1.00. As of March 31, 2007, the Company has a Consolidated Coverage Ratio that is less than 2.00 to 1.00 and accordingly has incurred $0 of additional indebtedness as defined.

The Indentures also contain other covenants which limit the ability of the Issuers and Guarantors, as defined, to pay dividends, redeem stock, or make other distributions, make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined in the Indentures. There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries.  The Issuers were in compliance with these covenants at March 31, 2007 and December 31, 2006.

The Senior Notes are secured by substantially all existing and future assets of the Issuers and the Guarantors, as defined, as well as the equity interest of the Guarantors and the equity interests of the Black Trust in the Issuers. The Guarantors are all the wholly owned subsidiaries of the Issuers.

The Senior Notes are subordinated to the security interests of the Foothill Facility.  The Senior Sub Notes are subordinate to the Senior Notes and all other indebtedness of the Company.

Interest Rate Swaps

The Company’s interest rate swaps terminated effective June 30, 2006.

7.             Related Party Transactions

Virgin River Foodmart, Inc., a Nevada corporation, (“Foodmart”) is owned by Mr. Black and former shareholders of VRCC.  Participants in the Company’s slot club program are able to redeem their points for gasoline at the Foodmart.  Foodmart charges the Company the retail amount of gas purchased with player points.  Charges associated with the point redemption for gasoline at the Foodmart were $10,000 and $18,000 for the three-months ended March 31, 2007 and 2006, respectively.

Black, LoBello & Sparks is a law firm managed by the daughter of Mr. Black. The Company retains Black, LoBello & Sparks as outside legal counsel, and has paid legal fees for legal services in the amount of $58,000 and $82,000 for the three-months ended March 31, 2007 and 2006, respectively.

Pursuant to the Indenture, Mr. Black is entitled to a management fee for his management of the Company business of up to 5% of EBITDA, as defined.  The Company expensed $342,000 and $330,000 during the three-months ended March 31, 2007 and 2006, respectively, associated with this management fee.

Gaming Research is a consulting firm retained to perform marketing research for the Company.  The principal of Gaming Research is the father of the Company’s chief operating officer.  Gaming research received consulting fees of $58,000 and $50,000 for the three-months ended March 31, 2007 and 2006, respectively.

Resorts LLC provided management and other services to two related parties that manage and operate the home owners associations of the vacation intervals sold at the property.  Included in the accompanying condensed consolidated balance sheet at March 31, 2007 and December 31, 2006, is a receivable for $116,000 and $384,000, respectively, related to amounts owed for those services.

Black Gaming, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

8.             Consolidating Condensed Financial Information

	Black Gaming, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
As of March 31, 2007
BALANCE SHEET:
Current assets, including intercompany accounts and current assets held for sale	$2,821	$58,087	$(31,473)	$29,435
Property and equipment, net	92	122,480	—	122,572
Goodwill and other intangibles	—	38,428	—	38,428
Assets held for sale	—	9,098	—	9,098
Other assets (liabilities), including intercompany accounts	—	112,160	(103,118)	9,042
	$2,913	$340,253	$(134,591)	$208,575

Current liabilities	$3,500	$54,062	$(31,473)	$26,089
Long-term debt, less current portion	—	187,409	—	187,409
Gaming equipment financing, less current portion	—	58	—	58
Members’ (deficit) equity	(587)	98,724	(103,118)	(4,981)
	$2,913	$340,253	$(134,591)	$208,575

	Black Gaming, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
As of December 31, 2006
BALANCE SHEET:
Current assets, including intercompany accounts and current assets held for sale	$—	$51,686	$(29,668)	$22,018
Property and equipment, net	—	122,163	—	122,163
Goodwill and other intangibles	—	9,116	—	9,116
Assets held for sale	—	39,294	—	39,294
Other assets (liabilities), including intercompany accounts	(3,382)	9,103	3,382	9,103
	$(3,382)	$231,362	$(26,286)	$201,694

Current liabilities	$—	$57,723	$(29,668)	$28,055
Long-term debt, less current portion	—	176,298	—	176,298
Gaming equipment financing, less current portion	—	723	—	723
Members’ (deficit) equity	(3,382)	(3,382)	3,382	(3,382)
	$(3,382)	$231,362	$(26,286)	$201,694

Black Gaming, LLC

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

8.             Consolidating Condensed Financial Information (continued)

	Black Gaming, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
For the three months ended March 31, 2007
STATEMENT OF OPERATIONS
Net revenues	$—	$45,816	$(1,575)	$44,241
Operating expenses:
Casino	—	13,839	—	13,839
Food and Beverage	—	5,964	—	5,964
Hotel	—	1,512	—	1,512
Other	—	2,671	—	2,671
General and administrative	584	13,831	(1,575)	12,840
Depreciation and amortization	3	4,108	—	4,111
Gain on sale of assets	—	(18)	—	(18)
	587	41,907	(1,575)	40,919
Operating (loss) income	(587)	3,909	—	3,322
Income from investment in subsidiary	(1,012)	—	1,012	—
Interest expense	—	(5,146)	—	(5,146)
Total other (expense) income	(1,012)	(5,146)	1,012	(5,146)
Income (loss) from continuing operations	(1,599)	(1,237)	1,012	(1,824)
Income from operations of discontinued Oasis recreational properties	—	225	—	225
Net (loss) income	$(1,599)	$(1,012)	$1,012	$(1,599)

STATEMENT OF CASH FLOWS
Net cash provided by operating activities	$95	$4,267	$—	$4,362
Net cash used in investing activities	(95)	(3,715)	—	(3,810)
Net cash used in financing activities	—	7,151	—	7,151

	Black Gaming, LLC	Guarantor Subsidiaries	Eliminations	Consolidated
For the three months ended March 31, 2006
STATEMENT OF OPERATIONS
Net revenues	$—	$45,264	$(1,575)	$43,689
Operating expenses:
Casino	—	12,236	—	12,236
Food and Beverage	—	6,567	—	6,567
Hotel	—	2,125	—	2,125
Other	—	2,384	—	2,384
General and administrative	—	12,550	(1,575)	10,975
Depreciation and amortization	—	4,602	—	4,602
Gain on sale of assets	—	92	—	92
	—	40,556	(1,575)	38,981
Operating income	—	4,708	—	4,708
Income from investment in subsidiary	(422)	—	422	—
Interest expense	—	(4,972)	—	(4,972)
Change in fair value of swap	—	124	—	124
Total other (expense) income	(422)	(4,848)	422	(4,848)
(Loss) income from continuing operations	(422)	(140)	422	(140)
Income from operations of discontinued Oasis recreational properties	—	122	—	122
Loss before cummulative effect of change in accounting principle	(422)	(18)	422	(18)
Cummulative effect of change in accounting principle	—	(196)	—	(196)
Loss before minority interest	(422)	(214)	422	(214)
Minority interest	—	(36)	—	(36)
Net income	$(422)	$(250)	$422	$(250)

STATEMENT OF CASH FLOWS
Net cash provided by operating activities	$—	$7,423	$—	$7,423
Net cash used in investing activities	—	(2,554)	—	(2,554)
Net cash used in financing activities	—	(640)	—	(640)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the accompanying notes. This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statement, including those discussed herein and elsewhere in our Form 10-K for the year ended December 31, 2006, particularly under the heading “Risk Factors.” We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Unless the context indicates otherwise, all references to the “Company”, “Black Gaming”, “we”, “us” and “our” refer to Black Gaming, LLC and its direct and indirect wholly owned subsidiaries, Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., Casablanca Resorts, LLC, Oasis Interval Ownership, LLC Oasis Interval Management, LLC, Oasis Recreational Properties, Inc. and R. Black, Inc.

Overview

We own and operate the CasaBlanca Hotel & Casino (the “Casablanca”), the Oasis Hotel and Casino (the “Oasis”) and the Virgin River Hotel & Casino (the “Virgin River”) in Mesquite, Nevada, which is located approximately 80 miles north of Las Vegas. We own three of the four casinos operating in Mesquite and collectively our properties have a dominant market share in Mesquite. Our properties are well established, each having been in operation for at least ten years, and serve as significant drive-in gaming and resort destinations. Our properties collectively feature over 2,200 slot machines, 72 table games, and 2,200 deluxe hotel rooms, and offer extensive amenities, including championship golf courses, full service spas, a bowling center, movie theaters, restaurants, and banquet and conference facilities. With each of our properties, we leverage our extensive value-oriented amenities and emphasis on slot play to target middle market gaming customers.

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

We are classified as a “flow-through” entity under the partnership or Subchapter S provisions of the Internal Revenue Code of 1986, as amended. Under those provisions, our owners pay or are responsible for reporting our taxable income on their separate returns. Accordingly, a provision for income taxes is not included in our financial data.

We were organized in Nevada on August 4, 2006 in anticipation of modifying B & B B, Inc.’s (“B&BB”) and Virgin River Casino Corporation’s (“VRCC”) organizational structure through a holding company reorganization (“Reorganization”) for VRCC and B&BB. The Reorganization, which included a transfer of B&BB and VRCC shares for membership interests in us, was completed on December 31, 2006. As a result of the reorganization, the Robert R. Black, Sr. Gaming Properties Trust (the “Black Trust”) owns 99.03% of our membership interests and Glenn Teixeira owns .97% of our membership interests. The transfer of shares of B&BB and VRCC for our membership interests has been accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at VRCC’s and B&BB’s historical cost basis.

Immediately prior to the Reorganization, VRCC acquired, directly and indirectly, an additional aggregate 11.2% ownership in RBG, LLC (“RBG”) as a result of the following transaction:

•                  VRCC received 100 shares of R. Black, Inc. (“RBI”) from the Black Trust. The Black Trust owns 100% of the outstanding shares of VRCC. The 100 shares of RBI, representing 100% of the outstanding capital stock of RBI, were exchanged for 3.68 shares of VRCC held by the Black Trust, representing 3.68% of the outstanding capital stock of VRCC. RBI does not have any material operations, liabilities or assets other than a 5.47% ownership in RBG. The transfer of shares of RBI to VRCC was accounted for at the historical cost of RBG as RBI and VRCC were under common control.

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

RBG was formed in February 1997 for the purpose of acquiring the assets of Player’s Island Resort in Mesquite, Nevada, currently operating as the CasaBlanca. RBG acquired the CasaBlanca for $30.5 million. In February 2001, RBG formed a subsidiary, Casablanca Resorts, LLC, a Nevada limited-liability company, in order to purchase the assets of the Oasis. RBG acquired the Oasis for $31.7 million. Currently, RBG directly owns and operates the CasaBlanca, and through its wholly-owned subsidiary, owns and operates the Oasis. In May 2001, Casablanca Resorts, LLC formed three subsidiaries—Oasis Interval Ownership, LLC, a Nevada limited-liability company; Oasis Recreational Properties, Inc., a Nevada corporation; and Oasis Interval Management, LLC, a Nevada limited-liability company. Oasis Interval Ownership, LLC and Oasis Interval Management, LLC were formed in connection with the operation and management of time share operations. Oasis Recreational Properties, Inc. owns the recreational facility that is associated with the Oasis.

B&BB was formed in December 1989 in connection with the construction and development of the Virgin River Hotel & Casino. B&BB operates the hotel casino and owns certain personal property including furniture and fixtures, leasehold improvements and gaming equipment within the casino. VRCC was formed in July 1988 in connection with the construction of the Virgin River. VRCC currently owns the land and buildings associated with the Virgin River as well as the Virgin River Convention Center. VRCC generates income from rents received from B&BB, which operates the Virgin River.

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

In order to offer our customers attractive and modern facilities, we plan to continue to renovate our facilities and add amenities. In particular, in the future, we plan to (i) begin construction on a permanent convention and concert space and redesign the center and pool bar at the CasaBlanca; (ii) add an additional restaurant and finish refurbishing and remodeling the casino interior, coffee shop and lounge at the Virgin River; and (iii) remodel the hotel rooms at the Oasis and Virgin River.

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

Financial Highlights of Black Gaming, LLC and Subsidiaries

For the Three Months ended March 31, 2007 and 2006 (unaudited) (in thousands)

	Three-months ended March 31,
	2007	2006	% Change
Casino revenues	$29,552	$27,075	9.1%
Casino expenses	13,839	12,236	13.1%
Profit margin	53.2%	54.8%	—

Food and beverage revenues	$11,014	$11,246	(2.1)%
Food and beverage expenses	5,964	6,567	(9.2)%
Profit margin	45.9%	41.6%	—
Hotel revenues	$10,349	$9,286	11.4%
Hotel expenses	1,512	2,125	(28.8)%
Profit margin	85.4%	77.1%	—

Other revenues	$4,541	$4,701	(3.4)%
Other expenses	2,671	2,384	12.0%

Promotional allowances	$11,215	$8,619	30.1%
Percent of gross revenues	20.2%	16.5%	—

General and administrative expenses	$12,840	$10,975	17.0%
Percent of net revenues	29.0%	25.1%	—

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Consolidated Net Revenues. Consolidated net revenues increased by 1.3% to $44.2 million for the three-months ended March 31, 2007 as compared to $43.7 million for the three-months ended March 31, 2006. The increase was primarily due to a $2.5 million increase in casino revenues, a $1.0 million increase in hotel revenues, offset by a decrease $0.2 million decrease in food and beverage revenues, a $0.2 million decrease in other revenues and a $2.6 million increase in promotional allowances.

Consolidated Operating Income. Consolidated operating income decreased to $3.3 million for the three-months ended March 31, 2007 as compared to operating income of $4.7 million for the three-months ended March 31, 2006. In addition, our operating income margin decreased to 7.5% of net revenues for the three-months ended March 31, 2007 as compared to a margin of 10.8% of net revenues for the three-months ended March 31, 2006.  The main reason for the decrease in operating income was primarily due to a $1.6 million increase in casino expenses, a $1.9 million increase in general and administrative expenses offset by reductions in food and beverage and hotel operating expenses in addition to a decrease of $0.5 million in depreciation and amortization for the three-months ended March 31, 2007 as compared to the three-months ended March 31, 2006.

Casino. Casino revenues increased 9.1% to $29.6 million for the three-months ended March 31, 2007 as compared to $27.1 million for the three-months ended March 31, 2006. The increase in casino revenues was due to the increase in slot revenues, which increased $2.3 million between periods as the hold percentage increased for the three-months ended March 31, 2007 compared to the same period in the prior year on decreased coin-in.  Table games revenues decreased slightly for the three-months ended March 31, 2007 as compared to the same period in the prior year on decreased drop and higher hold percentage for the three-months ended March 31, 2007 as compared to March 31, 2006.  Casino profit margin decreased to 53.2% for the three-months ended March 31, 2007 as compared to 54.8% for three-months ended March 31, 2006.  Casino expenses increased 13.1% to $13.8 million for the three-months ended March 31, 2007 as compared to $12.2 million for the three-months ended March 31, 2006. The increase was attributable to increased taxes and license fees which increase with increased gaming revenues in addition to expenses attributable to promotional allowances for highly rated players and increases in salaries and benefits for casino employees.

Food and Beverage. Food and beverage revenues decreased by 2.1% to $11.0 million for the three-months ended March 31, 2007 as compared to $11.2 million for the three-months ended March 31, 2006. Revenues decreased due to casino construction at the Virgin River, closure of the Oasis coffee shop and temporary closure of the Oasis buffet.  Food and beverage expenses decreased by 9.2% to $6.0 million for the three-months ended March 31, 2007 as compared to $6.6 million for the three-months ended March 31, 2006.  The decrease in food and beverage expenses was mainly due to a reduction in covers for the quarter due to construction disruptions.  Food and beverage profit margin increased to 45.9% for the three-months ended March 31, 2007 as compared to 41.6% for the three-months ended March 31, 2006.  The increase in food and beverage profit margin is primarily due to increased pricing on reduced covers.

Hotel. Hotel revenues increased 11.4% to $10.3 million for the three-months ended March 31, 2007 as compared to $9.3 million for the three-months ended March 31, 2006. Hotel revenues increased due to increases in

ADR on reduced occupancy.  Hotel expenses decreased 28.8% to $1.5 million for the three-months ended March 31, 2007 compared to $2.1 million for the three-months ended March 31, 2006 due to the decrease in occupied rooms.  As a result of the higher ADR despite decreased occupancy, hotel profit margin increased to 85.4% for the three-months ended March 31, 2007 from 77.1% in the prior three-month period ended March 31, 2006.

Other Revenues. Other revenues decreased 3.4% to $4.5 million for the three-months ended March 31, 2007 as compared to $4.7 million for the three-months ended March 31, 2006 due mainly to a bulk time share sale that occurred in the prior year that did not occur in the three-month period ended March 31, 2007, totaling $0.3 million   Other expenses increased 12.0% to $2.7 million for the three-months ended March 31, 2007 as compared to $2.4 million for the three-months ended March 31, 2006 due to professional entertainment fees paid for our concert series.

Promotional Allowances. Promotional allowances increased by 30.1% to $11.2 million for the three-months ended March 31, 2007 as compared to $8.6 million for the three-months ended March 31, 2006. As a percent of gross revenues, promotional allowances increased to 20.2% for the three-months ended March 31, 2007 as compared to 16.5% for the three-months ended March 31, 2006 as we focused our marketing attention on our better gaming customers and due to the increase in retail pricing associated with our complimentary hotel rooms and food and beverage.

General and Administrative (“G&A”).  G&A expenses increased by 17.0% to $12.8 million for the three-months ended March 31, 2007 as compared to $11.0 million for the three-months ended March 31, 2006. As a percent of net revenues, G&A expenses increased to 29.0% for the three-months ended March 31, 2007 as compared to 25.1% for the three-months ended March 31, 2006. G&A expenses increased due to an increase in salaries and benefits, supplies, advertising, repair and maintenance and utilities.

Depreciation and Amortization.  Depreciation and amortization expense decreased to $4.1 million for the three-months ended March 31, 2007 compared to $4.6 million for the three-months ended March 31, 2006 due to a reduction in the depreciable asset base.

Interest Expense. Interest expense increased to $5.1 million for the three-months ended March 31, 2007 as compared to $5.0 million for the three-months ended March 31, 2006. The increase was due to an increase in outstanding debt amounts.

Change in Fair Value of Swaps. The interest rate swaps terminated on June 30, 2006.  During the three-months ended March 31, 2006 the change in fair value of swaps resulted in income of $0.1 million.

Cumulative effect of change in accounting principle. We adopted the provisions of SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” The adoption of SFAS 152 resulted in an increase in our allowance for possible credit losses of $0.2 million during the three-months ended March 31, 2006.

Liquidity and Capital Resources

Cash Flows and Credit Facility

Our primary sources of liquidity and capital resources have been cash flow from operations and our credit facility with Wells Fargo Foothill (the “Foothill Facility”).  As of March 31, 2007 and December 31, 2006, cash and cash equivalents were $18.8 million and $11.1 million, respectively.

Operating Activities

Cash provided by operating activities for the three-months ended March 31, 2007 was $4.4 million compared to $7.4 million for the three-months ended March 31, 2006. The $3.0 million decrease was primarily due to a $2.0 million decrease in operating income (excluding depreciation and amortization expense and other noncash charges) in addition to changes in operating assets and liabilities of $1.0 million during the three-month period ended March 31, 2007 compared to the same period in the prior year.

Investing Activities

Cash used in investing activities for the three-months ended March 31, 2007 was $3.8 million compared to $2.6 million for the three-months ended March 31, 2006. The majority of cash used for the period ended March 31, 2007 was related to the Virgin River casino floor renovations and purchases related to our temporary concert space.

Financing Activities

Cash provided in financing activities for the three-months ended March 31, 2007 was $7.2 million compared to cash used of $0.6 million for the three-months ended March 31, 2006. For the three-months ended March 31, 2007, $0.7 million represented a decrease in the bank overdraft balance, $1.2 million related to payments on gaming equipment financing and $0.4 million related to change in other assets.  These financing outflows were offset by $9.5 million of borrowings on the Foothill Facility.

Contractual Obligations and Commitments for Black Gaming, LLC

A description of our contractual obligations and commitments can be found in Item 7 of our Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies for Black Gaming, LLC

A description of our critical accounting policies can be found in Item 7 of our Form 10-K for the year ended December 31, 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following table provides information about our long-term debt at March 31, 2007:

	Maturity Date	Face Amount	Carrying Value	Estimated Fair Value
			(in thousands)
9% senior secured notes	January 2012	$125,000	$125,000	$129,225
12 ¾% senior subordinated notes	January 2013	66,000	52,908	51,480
Revolving credit facility at an interest rate of 8.75%	December 2008	15,000	9,500	9,500
Total		$206,000	$187,408	$190,205

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates:

	As of March 31,
	2007	2008	2009	2010	2011	Thereafter	Total
	(dollars in thousands)
Long-term debt (including current portion):
Fixed-rate	$—	$—	$—	$—	$—	$191,000	$191,000
Average interest rate	10.12%	10.21%	10.30%	10.30%	10.30%	10.30%	10.12%
Variable-rate	$9,501	$—	$—	$—	$—	$—	$—
Average interest rate	10.25%	—	—	—	—	—	—

The gaming equipment financing are agreements that because of their long-term nature we impute interest expense for accounting purposes.  Contractually these agreements carry no interest, therefore we believe that there is no exposure to interest rate risk and therefore have excluded those contracts from the presentation above.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of and for the three months ended March 31, 2007.  This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Operating Officer, currently acting as our principal financial officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Operating Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Conclusions

Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Operating Officer, has evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007, and has concluded that they are effective.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.2         Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Jonathan Lowenhar

32.1         Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Robert R. Black, Sr.

32.1         Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Jonathan Lowenhar

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK GAMING, LLC

By:	/s/ Jonathan Lowenhar	May 15, 2007
Jonathan Lowenhar
Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Page
Number	Description	Number

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002