Form 10-Q
period 2007-06-30
BLACK GAMING, LLC; B & B B, Inc.; RBG, LLC
filed 2007-08-14
CIK 1319842, 1319855, 1319845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 333-123179

BLACK GAMING, LLC

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-8160036
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

10777 West Twain Avenue, Las Vegas, NV	89135
(Address of Principal Executive Offices)	(Zip Code)

(702)  318-6860

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

Number of shares of common stock outstanding of Virgin River Casino Corporation as of August 1, 2007:  100 shares of common stock.

Number of shares of common stock outstanding of B & B B, Inc. as of August 1, 2007: 16.75 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Black Gaming, LLC and Subsidiaries

Condensed Consolidated Balance Sheets
 (in thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$11,606	$11,118
Accounts receivable, net	2,780	2,788
Related party receivables	175	384
Inventories	1,911	1,655
Property held for vacation interval sales	286	420
Prepaid expenses	4,533	5,060
Current assets held for sale	243	244
Current portion of notes receivable	310	349
Total current assets	21,844	22,018
Property and equipment, net	122,842	122,163
Assets held for sale, net	9,076	9,116
Notes receivable, less current portion	604	880
Goodwill and other intangible assets, net	37,562	39,294
Deferred financing fees	7,060	7,860
Other assets	841	363
Total assets	$199,829	$201,694

Liabilities and Members’ Deficit
Current liabilities:
Bank overdraft	$817	$1,770
Current portion of gaming equipment financing	3,097	4,933
Accounts payable	3,167	2,105
Current liabilities held for sale	300	252
Accrued liabilities	16,903	18,995
Total current liabilities	24,284	28,055
Gaming equipment financing, less current portion	43	723
Long-term debt	183,068	176,298
Commitments and contingencies	—	—
Members’ deficit	(7,566)	(3,382)
Total liabilities and members’ deficit	$199,829	$201,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues
Casino	$27,181	$26,543	$56,733	$53,618
Food and beverage	10,737	10,997	21,751	22,243
Hotel	9,453	9,482	19,802	18,768
Other	4,520	4,853	9,061	9,554
Total revenues	51,891	51,875	107,347	104,183
Less—promotional allowances	(9,783)	(8,750)	(20,998)	(17,369)
Net revenues	42,108	43,125	86,349	86,814
Operating expenses:
Casino	13,144	11,563	26,983	23,799
Food and beverage	5,857	6,535	11,821	13,102
Hotel	1,687	1,975	3,199	4,100
Other	2,686	2,481	5,357	4,865
General and administrative	12,044	12,456	24,884	23,431
Depreciation and amortization	4,158	4,178	8,269	8,780
Loss on sale and disposal of assets	116	140	98	232
Total operating expenses	39,692	39,328	80,611	78,309
Operating income	2,416	3,797	5,738	8,505
Other (expense) income:
Interest expense, net	(5,070)	(5,000)	(10,216)	(9,972)
Other	—	220	—	220
Change in fair value of interest rate swaps	—	71	—	195
Loss from continuing operations	(2,654)	(912)	(4,478)	(1,052)
Income from operations of discontinued Oasis Recreational Properties	69	68	294	190
Loss before cumulative effect of change in accounting principle and minority interest	(2,585)	(844)	(4,184)	(862)
Cumulative effect of change in accounting principle	—	—	—	(196)
Loss before minority interest	(2,585)	(844)	(4,184)	(1,058)
Minority interest	—	(44)	—	(80)
Net loss	$(2,585)	$(888)	$(4,184)	$(1,138)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended
	June 30,	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,184)	$(1,138)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	196
Depreciation and amortization	8,359	8,971
Minority interest	—	80
Change in fair value of interest rate swaps	—	(195)
Loss on sale and disposal of assets	98	232
Amortization of deferred financing fees	800	801
Accretion of senior subordinated notes	3,270	2,890
Interest expense on gaming equipment financing	1	72
Cost of vacation intervals sales	134	41
Change in operating assets and liabilities:
Accounts and related party receivables, net	217	(837)
Inventories	(259)	63
Prepaid expenses	531	630
Notes receivable	315	501
Accounts payable and accrued liabilities	(982)	(1,508)
Net cash provided by operating activities	8,300	10,799

Cash flows from investing activities:
Proceeds received from sale of assets	324	54
Capital expenditures	(7,698)	(3,989)
Net cash used in investing activities	(7,374)	(3,935)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	9,500	3,000
Payment of gaming equipment financing	(2,408)	(2,003)
Payment of long-term debt	(6,000)	(5,708)
Decrease in bank overdraft	(953)	(548)
Change in other assets	(577)	(35)
Net cash used in financing activities	(438)	(5,294)

Net increase in cash and cash equivalents	488	1,570
Cash and cash equivalents at beginning of period	11,118	15,632
Cash and cash equivalents at end of period	$11,606	$17,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The accompanying balance sheet as of December 31, 2006 and the unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2007 include the accounts of the Company and all of its majority-owned subsidiaries and are maintained in accordance with U.S. generally accepted accounting principles.  The transfer of shares of B&BB and VRCC for membership interests in BG LLC and the presentation in the accompanying condensed consolidated financial statements have been accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests.  Accordingly, the contributed assets and assumed liabilities were recorded at VRCC’s and B&BB’s historical cost basis. Since VRCC and B&BB were under common control, no adjustments in the accompanying condensed consolidated financial statements were necessary to conform to similar accounting policies. The financial statements have been prepared as though the reorganization of entities under common control took place as of the beginning of the periods presented.  The acquisition of Glenn Teixeira’s interest was presented as of the date the exchange occurred on December 31, 2006.  All significant intercompany balances and transactions as of December 31, 2006 and for the three and six month periods ending June 30, 2007 have been eliminated.

Black Gaming, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

1.             Basis of Presentation and Background (continued)

Interim Financial Statements – The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included and are of a normal recurring nature. Our results of operations tend to be seasonal in nature and operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

2.             Discontinued Operations

As part of a strategic plan to dispose of non-core hotel assets, during the fourth quarter of 2006 the Company began marketing for sale approximately 350 acres of land owned by Resorts LLC’s subsidiary, Oasis Recreational Properties, Inc. (“OARI”) located in the state of Arizona immediately adjacent to the city of Mesquite, Nevada. OARI includes the land underlying the Company’s Palms Golf Course and Oasis Gun Club. The Company anticipates it will operate and generate operating cash flows from the golf course and gun club until its disposition.  In anticipation of the marketing of the golf course property, on August 17, 2006 Resorts LLC entered into several agreements with WSR, Inc, the former owners of the Oasis Hotel & Casino, to terminate WSR’s remaining rights in the golf course property, among other matters, in exchange for approximately $1.1 million.  Pursuant to the agreements, the funds paid to WSR will be used by WSR to remediate the existing environmental liability at the Oasis Hotel & Casino which continues to be an obligation of WSR.  The 350 acres of land and certain other assets of OARI met the “held for sale” and “discontinued operations” criteria in accordance with SFAS 144.

The following sets forth the discontinued operations for the three and six months ended June 30, 2007 and 2006 related to OARI’s assets held for sale (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006

Operating revenues	$842	$944	$1,973	$2,072
Operating expenses	728	780	1,589	1,691
Depreciation	45	96	90	191

Income from discontinued operations	$69	$68	$294	$190

Black Gaming, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2.             Discontinued Operations (continued)

The following sets forth the assets that are held for sale that are related to the discontinued operations (in thousands):

	June 30, 2007	December 31, 2006
ASSETS
Inventory	$96	$93
Prepaid expenses	147	151
Property and equipment, net	7,976	8,016
Other assets	1,100	1,100
Total assets of discontinued operations	$9,319	$9,360

LIABILITIES
Accounts payable	$23	$31
Accrued liabilities	277	221
Total liabilities of discontinued operations	$300	$252

3.             Property and Equipment

Property and equipment (excluding such assets held for sale) consists of the following (in thousands):

	June 30, 2007	December 31, 2006

Land	$26,110	$26,110
Buildings	76,254	74,849
Land and leasehold improvements	17,772	16,637
Furniture, fixtures and equipment	78,261	75,340
Construction in progress	3,300	3,050
	201,697	195,986
Less: accumulated depreciation	(78,855)	(73,823)
Property and equipment, net	$122,842	$122,163

Black Gaming, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.             Notes Receivable

Notes receivable consist of the following (in thousands):

	June 30, 2007	December 31, 2006

Vacation interval notes receivable	$1,150	$1,571
Allowance for possible credit losses	(236)	(342)
Total notes receivable	914	1,229
Less: current portion	(310)	(349)
Non-current notes receivable	$604	$880

Notes generated from the sale of vacation intervals generally bear interest at annual rates ranging from 12.75% to 14.75% and have terms of 5 to 7 years. The vacation interval notes receivable are collateralized by the right to use and deeds of trust on the vacation interval sold.

In January of 2006, the Company adopted the provisions of SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” SFAS 152 amends existing accounting guidance to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions.” In determining the allowance for possible credit losses, the Company, in accordance with SFAS 152, uses a technique referred to as static pool analysis, which tracks uncollectible notes receivable based on each year’s sales over the entire life of those notes.  The Company considers whether the historical economic conditions are comparable to current economic conditions.  If current economic conditions differ from the economic conditions in effect when the historical experience was generated, the Company adjusts the allowance for possible credit losses to reflect the expected effects of current economic conditions on uncollectibility.  The Company groups all notes receivables in one pool for analytical purposes based on historical collectibility and customer demographics.  As a result of the change in accounting for the allowance for possible credit losses, the Company has recorded in the accompanying statement of operations for the six months ended June 30, 2006, a cumulative effect of a change in accounting principle of $196,000 to increase the allowance for possible credit losses.

Black Gaming, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.             Gaming Equipment Financing

Gaming equipment financing consists of the following (in thousands):

	June 30, 2007	December 31, 2006

Gaming equipment financing to purchase 478 games, no payments for one year and monthly payments of $251 for 24 months beginning February 2006	$1,704	$3,139
Gaming equipment financing to purchase 68 games, no payments for one year and monthly payments of $43 for 24 months beginning January 2006	293	534
Gaming equipment financing to purchase 70 games, no payments for one year and monthly payments of $39 for 24 months beginning March 2006	264	550
Gaming equipment financing to purchase 80 games, monthly payments of $18 for 36 months beginning April 2005	241	393
Gaming equipment financing to purchase 64 games, no payments for one year and monthly payments of $26 for 24 months beginning February 2006	179	326
Gaming equipment financing to purchase 38 games, monthly payments of $13 for 36 months beginning April 2005	120	200
Gaming equipment financing to purchase 55 games, no payments for one year and monthly payments of $16 for 24 months beginning January 2006	87	171
Gaming equipment financing to purchase 20 games, no payments for one year and monthly payments of $7 for 36 months beginning April 2005	44	87
Gaming equipment financing. monthly payments of $3 for 36 months beginning January 2005	7	25
Gaming equipment financing to purchase 4 games, monthly payments of $1 for 36 months beginning April 2005	11	18
Gaming equipment financing to purchase 6 games, no payments for one year and monthly payments of $6 for 24 months beginning February 2007	52	66
Gaming equipment financing, monthly payments of $1 for 36 months beginning July 2006	24	29
Gaming equipment financing, no payments for 18 months and monthly payments of $1 for 36 months beginning July 2006	10	90
Gaming equipment financing, no payments for 36 months and a lump sum payment of $95 due January 2008	104	28
	3,140	5,656
Less: current portion	(3,097)	(4,933)
Gaming equipment financing, long-term portion	$43	$723

Black Gaming, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6.             Long-term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2007	December 31, 2006

Revolving credit facility totaling $15 million with Wells Fargo Foothill at a margin above prime or LIBOR, as defined; collateralized by substantially all assets of the Company as defined	$3,500	$—
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	125,000	125,000
12 ¾ % senior subordinated notes, non-cash interest will accrue at an annual rate of 12 ¾ % in the form of increase accreted value until January 15, 2009. Beginning January 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	54,568	51,298
Total long-term debt	$183,068	$176,298

Revolving Facility

The Wells Fargo Foothill, Inc. credit facility (“Foothill Facility”) is secured by substantially all the assets of the Company. During the life of the Foothill Facility, the Company may borrow up to the lesser of (1) $15.0 million less the Letter of Credit Usage, as defined, less the Bank Product Reserve, as defined, or (2) the Borrowing Base, as defined, less the Letter of Credit Usage. At June 30, 2007, $3.5 million was drawn under the Foothill Facility.  Accordingly, the availability under the Foothill Facility at June 30, 2007 was limited to approximately $11.5 million.

Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, which is 3.5%, or the Base Rate, as defined, plus the Base Rate Margin, which is 2%.  LIBOR was approximately 5.3% and prime was 8.25% at June 30, 2007. The Foothill Facility also contains certain financial and other covenants. These include a minimum trailing twelve-month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $15,000,000 for the Company and limitations on other indebtedness and capital expenditures, as defined. The Company was in compliance with these covenants at June 30, 2007 and December 31, 2006, respectively.  The outstanding balance on the Foothill Facility is a joint and several obligation of the Company.

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

The indentures governing the Notes (the “Indentures”) contain certain customary financial and other covenants, which limit the Company’s ability to incur additional debt. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, as defined, on a pro-forma basis after the incurrence of the additional indebtedness is at least 2.00 to 1.00. As of June 30, 2007, the Company has a Consolidated Coverage Ratio that is less than 2.00 to 1.00 and accordingly has incurred $0 of additional indebtedness as defined.

Black Gaming, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6.              Long-term Debt (continued)

The Indentures also contain other covenants which limit the ability of the Issuers and Guarantors, as defined, to pay dividends, redeem stock, or make other distributions, make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined in the Indentures. There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries.  The Issuers were in compliance with these covenants at June 30, 2007 and December 31, 2006.

The Senior Notes are secured by substantially all existing and future assets of the Issuers and the Guarantors, as well as the equity interest of the Guarantors and the equity interests of the Black Trust in the Issuers. The Guarantors are all the wholly owned subsidiaries of the Issuers.

The Senior Notes are subordinated to the security interests of the Foothill Facility.  The Senior Sub Notes are subordinate to the Senior Notes and all other indebtedness of the Company.

Interest Rate Swaps

The Company’s interest rate swaps terminated effective June 30, 2006.

7.              Related Party Transactions

Virgin River Foodmart, Inc., a Nevada corporation, (“Foodmart”) is owned by Mr. Black and former shareholders of VRCC.  Participants in the Company’s slot club program are able to redeem their points for gasoline at the Foodmart.  Foodmart charges the Company the retail amount of gas purchased with player points.  Charges associated with the point redemption for gasoline at the Foodmart were $8,000, $18,000, $14,000 and $32,000 for the three and six months ended June 30, 2007 and 2006, respectively.

Black & LoBello is a law firm managed by the daughter of Mr. Black. The Company retains Black & LoBello as outside legal counsel, and has paid legal fees for legal services in the amount of $65,000, $167,000, $0 and $82,000 for the three and six months ended June 30, 2007 and 2006, respectively.

Pursuant to the Indenture, Mr. Black is entitled to a management fee for his management of the Company business of up to 5% of EBITDA.  The Company expensed $292,000, $583,000, $330,000 and $659,000 during the three and six months ended June 30, 2007 and 2006, respectively, associated with this management fee.

Gaming Research is a consulting firm retained to perform marketing research for the Company.  The principal of Gaming Research is the father of the Company’s chief operating officer.  Gaming Research received consulting fees of $31,000, $89,000, $41,000 and $91,000 for the three and six months ended June 30, 2007 and 2006, respectively.

Resorts LLC provided management and other services to two related parties that manage and operate the home owners associations of the vacation intervals sold at the property.  Included in the accompanying condensed consolidated balance sheet at June 30, 2007 and December 31, 2006, is a receivable for $175,000 and $384,000, respectively, related to amounts owed for those services.

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

The Virgin River Convention Center is currently a non-operating casino, which we acquired out of bankruptcy for $6.3 million in November 2000. The Virgin River Convention Center has 12,000 square feet of potential gaming space and 210 hotel rooms. We are presently using the property as a special events facility and for overflow hotel traffic from our other properties. We believe that the Virgin River Convention Center gives us a competitive advantage in the Mesquite market because it allows us the flexibility of opening the casino to meet market demand and to maintain our market share in the future on a cost-effective basis.

In order to offer our customers attractive and modern facilities, we plan to continue to renovate our facilities and add amenities. In particular, in the future, we plan to (i) construct a permanent convention and concert space and redesign the center and pool bar at the CasaBlanca; (ii) finish refurbishing and remodeling the casino interior, coffee shop and lounge at the Virgin River; and (iii) refurbish/remodel the hotel rooms at the Oasis and Virgin River.

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

Financial Highlights of Black Gaming, LLC and Subsidiaries

For the three and six months ended June 30, 2007 and 2006 (unaudited) (in thousands)

	Three months ended June 30,		%	Six months ended June 30,		%
	2007	2006	Change	2007	2006	Change
Casino revenues	$27,181	$26,543	2.4%	$56,733	$53,618	5.8%
Casino expenses	13,144	11,563	13.7%	26,983	23,799	13.4%
Profit margin	51.6%	56.4%	—	52.4%	55.6%	—

Food and beverage revenues	$10,737	$10,997	(2.4)%	$21,751	$22,243	(2.2)%
Food and beverage expenses	5,857	6,535	(10.4)%	11,821	13,102	(9.8)%
Profit margin	45.5%	40.6%	—	45.7%	41.1%	—

Hotel revenues	$9,453	$9,482	(0.3)%	$19,802	$18,768	5.5%
Hotel expenses	1,687	1,975	(14.6)%	3,199	4,100	(22.0)%
Profit margin	82.2%	79.2%	—	83.8%	78.2%	—

Other revenues	$4,520	$4,853	(6.9)%	$9,061	$9,554	(5.2)%
Other expenses	2,686	2,481	8.3%	5,357	4,865	10.1%

Promotional allowances	$9,783	$8,750	11.8%	$20,998	$17,369	20.9%
Percent of gross revenues	18.9%	16.9%	—	19.6%	16.7%	—

General and administrative expenses	$12,044	$12,456	(3.3)%	$24,884	$23,431	6.2%
Percent of net revenues	28.6%	28.9%	—	28.8%	27.0%	—

Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006

Consolidated Net Revenues. Consolidated net revenues decreased by 2.4% to $42.1 million for the three months ended June 30, 2007 as compared to $43.1 million for the three months ended June 30, 2006. The decrease was primarily due to a $0.6 million increase in casino revenues, offset by a $0.3 million decrease in food and beverage revenues, a $0.3 million decrease in other revenues and a $1.0 million increase in promotional allowances.

Consolidated net revenues decreased by 0.5% to $86.3 million for the six months ended June 30, 2007 as compared to $86.8 million for the six months ended June 30, 2006. The decrease was primarily due to a $3.1 million increase in casino revenues, a $1.0 million increase in hotel revenues offset by a decrease $0.5 million decrease in food and beverage revenues, a $0.5 million decrease in other revenues and a $3.6 million increase in promotional allowances. During the six months ended June 30, 2007, operations were impacted due to the remodeling of the Virgin River casino interior and the construction necessary to convert the Oasis coffee shop into a Denny’s Restaurant.

Consolidated Operating Income. Consolidated operating income decreased to $2.4 million for the three months ended June 30, 2007 as compared to operating income of $3.8 million for the three months ended June 30, 2006. In addition, our operating income margin decreased to 5.7% of net revenues for the three months ended June 30, 2007 as compared to a margin of 8.8% of net revenues for the three months ended June 30, 2006.  The main reason for the decrease in operating income was primarily due to a decrease in consolidated net revenues of $1.0 million, a $1.6 million increase in casino expenses, a $0.2 million increase in other expenses offset by a $0.7 million reductions in food and beverage expenses, $0.3 million reduction in hotel expenses, a $0.4 million decrease in general and administrative expenses and a slight decrease in depreciation and amortization expenses for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Consolidated operating income decreased to $5.7 million for the six months ended June 30, 2007 as compared to operating income of $8.5 million for the six months ended June 30, 2006. In addition, our operating income margin decreased to 6.6% of net revenues for the six months ended June 30, 2007 as compared to a margin of 9.8% of net revenues for the six months ended June 30, 2006.  The main reason for the decrease in operating income was primarily due to a decrease in consolidated net revenues of $0.5 million, a $3.2 million increase in casino expenses, a $0.5 million increase in other expenses, a $1.5 million increase in general and administrative expenses offset by a $1.3 million reduction in food and beverage expenses, a $0.9 million reduction in hotel expenses and a $0.5 million decrease in depreciation and amortization expenses for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Casino. Casino revenues increased 2.4% to $27.2 million for the three months ended June 30, 2007 as compared to $26.5 million for the three months ended June 30, 2006. The increase in casino revenues was due to the increase in slot revenues, which increased $1.2 million between periods, a slight increase in other gaming revenues, specifically in our Keno play offset by a decrease of $0.4 million in table games revenues as compared to the same period in the prior year. Casino profit margin decreased to 51.6% for the three months ended June 30, 2007 as compared to 56.4% for three months ended June 30, 2006.  Casino expenses increased 13.7% to $13.1 million for the three months ended June 30, 2007 as compared to $11.6 million for the three months ended June 30, 2006. The increase was attributable to increased taxes and license fees, which increase with increased gaming revenues, in addition to increased expenses attributable to servicing casino guests.

Casino revenues increased 5.8% to $56.7 million for the six months ended June 30, 2007 as compared to $53.6 million for the six months ended June 30, 2006. The increase in casino revenues was due to a $3.3 million increase in slot revenues in the first six months of 2007 compared to the same period in the prior year and a $0.2 million increase in other gaming revenues, primarily driven by Keno play. Table games revenues decreased $0.4 million for the six months ended June 30, 2007 as compared to the same period in the prior year. Casino profit margin decreased to 52.4% for the six months ended June 30, 2007 as compared to 55.6% for six months ended June 30, 2006.  Casino expenses increased 13.4% to $27.0 million for the six months ended June 30, 2007 as compared to $23.8 million for the six months ended June 30, 2006. The increase was attributable to increased taxes and license fees, which increase with increased gaming revenues, increased expenses attributable to servicing casino guests and an increase in salaries and benefits for casino employees.

Food and Beverage. Food and beverage revenues decreased by 2.4% to $10.7 million for the three months ended June 30, 2007 as compared to $11.0 million for the three months ended June 30, 2006. Revenues decreased due mainly to a reduction in covers caused by construction at the Virgin River casino and other outlets as well as the closure of the Oasis coffee shop which we converted into a Denny’s Restaurant.  Food and beverage expenses decreased by 10.4% to $5.9 million for the three months ended June 30, 2007 as compared to $6.5 million for the three months ended June 30, 2006.  The decrease in food and beverage expenses was mainly due to a reduction in covers for the quarter due to construction disruptions and the closure of the Oasis coffee shop.  Food and beverage profit margin increased to 45.5% for the three months ended June 30, 2007 as compared to 40.6% for the three months ended June 30, 2006.  The increase in food and beverage profit margin is primarily due to increased pricing on reduced covers and the closure of the Oasis coffee shop which produced lower margins.

Food and beverage revenues decreased by 2.2% to $21.8 million for the six months ended June 30, 2007 as compared to $22.2 million for the six months ended June 30, 2006. Revenues decreased due mainly to a reduction in covers caused by construction at the Virgin River casino and other outlets and the closure of the Oasis coffee shop.  Food and beverage expenses decreased by 9.8% to $11.8 million for the six months ended June 30, 2007 as compared to $13.1 million for the six months ended June 30, 2006.  The decrease in food and beverage expenses was mainly due to a reduction in covers for the period due to construction disruptions as well as the closure of the Oasis coffee shop which was converted into a Denny’s Restaurant.  Food and beverage profit margin increased to 45.7% for the six months ended June 30, 2007 as compared to 41.1% for the six months ended June 30, 2006.  The increase in food and beverage profit margin is primarily due to increased pricing on reduced covers and the closure of the Oasis coffee shop which produced lower margins.

Hotel. Hotel revenues were $9.5 million for the three months ended June 30, 2007 and 2006.  Hotel expenses decreased 14.6% to $1.7 million for the three months ended June 30, 2007 compared to $2.0 million for the three months ended June 30, 2006 primarily due to a decrease in supplies and other miscellaneous expenses associated with decreased occupancy. Hotel profit margin increased to 82.2% for the three months ended June 30, 2007 from 79.2% in the prior three month period ended June 30, 2006.

Hotel revenues increased 5.5% to $19.8 million for the six months ended June 30, 2007 as compared to $18.8 million for the six months ended June 30, 2006. Hotel revenues primarily increased due to increases in ADR on reduced occupancy.  Hotel expenses decreased 22.0% to $3.2 million for the six months ended June 30, 2007 compared to $4.1 million for the six months ended June 30, 2006 primarily due to a decrease in supplies and other miscellaneous expenses associated with decreased occupancy.  As a result of the higher ADR despite decreased occupancy, hotel profit margin increased to 83.8% for the six months ended June 30, 2007 from 78.2% in the prior six month period ended June 30, 2006.

Other Revenues. Other revenues decreased 6.9% to $4.5 million for the three months ended June 30, 2007 as compared to $4.9 million for the three months ended June 30, 2006 due mainly to the bulk time share sale that occurred in the prior year that did not occur in the three month period ended June 30, 2007. Other expenses increased 8.3% to $2.7 million for the three months ended June 30, 2007 as compared to $2.5 million for the three months ended June 30, 2006 due to professional entertainment fees paid for our concert series and to increased costs associated with our timeshare properties.

Other revenues decreased 5.2% to $9.1 million for the six months ended June 30, 2007 as compared to $9.6 million for the six months ended June 30, 2006 due mainly to a bulk time share sale that occurred in the prior year that did not occur in the six month period ended June 30, 2007.   Other expenses increased 10.1% to $5.4 million for the six months ended June 30, 2007 as compared to $4.9 million for the six months ended June 30, 2006 due to professional entertainment fees paid for our concert series and to increased costs associated with our timeshare properties.

Promotional Allowances. Promotional allowances increased by 11.8% to $9.8 million for the three months ended June 30, 2007 as compared to $8.8 million for the three months ended June 30, 2006. As a percent of gross revenues, promotional allowances increased to 18.9% for the three months ended June 30, 2007 as compared to 16.9% for the three months ended June 30, 2006 primarily due to increased expenses attributable to servicing casino guests.

Promotional allowances increased by 20.9% to $21.0 million for the six months ended June 30, 2007 as compared to $17.4 million for the six months ended June 30, 2006. As a percent of gross revenues, promotional allowances increased to 19.6% for the six months ended June 30, 2007 as compared to 16.7% for the six months ended June 30, 2006 primarily due to increased expenses attributable to servicing casino guests.

General and Administrative (“G&A”).  G&A expenses decreased by 3.3% to $12.0 million for the three months ended June 30, 2007 as compared to $12.5 million for the three months ended June 30, 2006. As a percent of net revenues, G&A expenses decreased to 28.6% for the three months ended June 30, 2007 as compared to 28.9% for the three months ended June 30, 2006. G&A expenses decreased due to a decrease in employee awards, reduced advertising and a reduction in professional fees for the quarter.

G&A expenses increased by 6.2% to $24.9 million for the six months ended June 30, 2007 as compared to $23.4 million for the six months ended June 30, 2006. As a percent of net revenues, G&A expenses increased to 28.8% for the six months ended June 30, 2007 as compared to 27.0% for the six months ended June 30, 2006. G&A expenses increased due to an increase in property taxes, repair and maintenance and utilities costs.

Depreciation and Amortization.  Depreciation and amortization expense decreased to $8.3 million for the six months ended June 30, 2007 compared to $8.8 million for the six months ended June 30, 2006 due to a reduction in the depreciable asset base.

Interest Expense. Interest expense increased to $10.2 million for the six months ended June 30, 2007 as compared to $10.0 million for the six months ended June 30, 2006. The increase was due to an increase in outstanding debt amounts.

Change in Fair Value of Swaps. The interest rate swaps terminated on June 30, 2006.  During the six months ended June 30, 2006 the change in fair value of swaps resulted in income of $0.2 million.

Cumulative effect of change in accounting principle. We adopted the provisions of SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” The adoption of SFAS 152 resulted in an increase in our allowance for possible credit losses of $0.2 million during the six months ended June 30, 2006.

Liquidity and Capital Resources

Cash Flows and Credit Facility

Our primary sources of liquidity and capital resources have been cash flow from operations and our credit facility with Wells Fargo Foothill (the “Foothill Facility”).  As of June 30, 2007 and December 31, 2006, cash and cash equivalents were $11.6 million and $11.1 million, respectively.

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2007 was $8.3 million compared to $10.8 million for the six months ended June 30, 2006. The $2.5 million decrease was primarily due to a $3.4 million decrease in operating income (excluding depreciation and amortization expense and other non-cash charges) in addition to changes in operating assets and liabilities of $1.0 million during the six month period ended June 30, 2007 compared to the same period in the prior year.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2007 was $7.4 million compared to $3.9 million for the six months ended June 30, 2006. The majority of cash used for the period ended June 30, 2007 was related to the Virgin River casino floor renovations, Casablanca buffet remodel and other exterior hotel improvements, Oasis room remodels and purchases related to our temporary concert space. For the six months ended June 30, 2006, the majority of cash used in investing activities consisted of capital expenditures for our centralized laundry projects and for the property management and back office computer systems.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2007 was $0.4 million compared to $5.3 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, $1.0 million represented a decrease in the bank overdraft balance, $2.4 million related to payments on gaming equipment financing, $6.0 million related to payments of long term debt and $0.6 million related to change in other assets.  These financing outflows were offset by $9.5 million of borrowings on the Foothill Facility.  For the six months ended June 30, 2006, $0.5 million represented a decrease in the bank overdraft balance, $5.7 million related to payments on long-term debt associated with the Foothill Facility, equipment financing and time share financing and $2.0 million related to payments on gaming equipment financing. These financing outflows were offset by $3.0 million of borrowings on the Foothill Facility.

Contractual Obligations and Commitments for Black Gaming, LLC

A description of our contractual obligations and commitments can be found in Item 7 of our Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies for Black Gaming, LLC

A description of our critical accounting policies can be found in Item 7 of our Form 10-K for the year ended December 31, 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following table provides information about our long-term debt at June 30, 2007 (in thousands):

	Maturity Date	Face Amount	Carrying Value	Estimated Fair Value

9% senior secured notes	January 2012	$125,000	$125,000	$129,538
12 ¾ % senior subordinated notes	January 2013	66,000	54,568	50,820
Revolving credit facility at an interest rate of 10.25%	December 2008	15,000	3,500	3,500
Total		$206,000	$183,068	$183,858

We are also exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our debt. Historically, this market risk was managed by utilizing derivative financial instruments in accordance with established policies and procedures. We evaluate our exposure to market risk by monitoring interest rates in the marketplace, and do not utilize derivative financial instruments for trading purposes. Our derivative financial instruments consisted exclusively of interest rate swap agreements. Interest differentials resulting from these agreements were recorded on an accrual basis as an adjustment to interest expense. As of June 30, 2006, the interest rate swaps contracts ended.

The following table provides information about our financial instruments that are sensitive to changes in interest rates (dollars in thousands):

	As of June 30,
	2007	2008	2009	2010	2011	Thereafter	Total

Long-term debt (including current portion):
Fixed-rate	$—	$—	$—	$—	$—	$191,000	$191,000
Average interest rate	10.14%	10.21%	10.30%	10.30%	10.30%	10.30%	10.14%
Variable-rate	$3,500	$—	$—	$—	$—	$—	$3,500
Average interest rate	10.25%	—	—	—	—	—	10.25%

The gaming equipment financing are agreements that because of their long-term nature we impute interest expense for accounting purposes.  Contractually these agreements carry no interest, therefore we believe that there is no exposure to interest rate risk and therefore have excluded those contracts from the presentation above.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of and for the three months ended June 30, 2007.  This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Conclusions

Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007, and has concluded that they are effective.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

10.1

Executive Employment Agreement dated May 14, 2007 made by Black Gaming, LLC with Jason Goudie, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 17, 2007.

31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Robert R. Black, Sr.

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Jason A. Goudie

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Robert R. Black, Sr.

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Jason A. Goudie

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK GAMING, LLC

By:	/s/ Jason A. Goudie	August 14, 2007
Jason A. Goudie
Chief Financial Officer (Principle Financial Officer)

EXHIBIT INDEX

Exhibit		Page
Number	Description	Number
10.1

Executive Employment Agreement dated May 14, 2007 made by Black Gaming, LLC with Jason Goudie, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 17, 2007

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