Form 10-Q/A
period 2007-06-30
BLACK GAMING, LLC; B & B B, Inc.; RBG, LLC
filed 2007-08-14
CIK 1319842, 1319855, 1319845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No ☒

Number of shares of common stock outstanding of Virgin River Casino Corporation as of August 1, 2007: 100 shares of common stock.

Number of shares of common stock outstanding of B & B B, Inc. as of August 1, 2007: 16.75 shares of common stock.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2007, which was filed with the Securities and Exchange Commission on August 14, 2007 (the “Original 10-Q”), is being filed solely to include conformed signatures on the Section 302 and 906 certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to the Original Form 10-Q, which conformed signatures were inadvertently omitted from the filing.

Except as identified in the immediately preceding paragraph, no other items included in the Original Form 10-Q have been amended.  Additionally, this Form 10-Q/A does not purport to provide an update for or a discussion of any developments subsequent to the filing of the Original Form 10-Q.

PART II — OTHER INFORMATION

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