Form 10-Q
period 2007-09-30
BLACK GAMING, LLC; B & B B, Inc.; RBG, LLC
filed 2007-11-13
CIK 1319842, 1319855, 1319845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of shares of common stock outstanding of Virgin River Casino Corporation as of November 1, 2007:  100 shares of common stock.

Number of shares of common stock outstanding of B & B B, Inc. as of November 1, 2007: 16.75 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Black Gaming, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2007	2006
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$10,496	$11,118
Accounts receivable, net	1,934	2,788
Related party receivables	172	384
Inventories	1,753	1,655
Property held for vacation interval sales	336	420
Prepaid expenses	4,885	5,060
Current assets held for sale	314	244
Current portion of notes receivable	40	349
Total current assets	19,930	22,018
Property and equipment, net	126,035	122,163
Assets held for sale, net of current	9,238	9,116
Notes receivable, less current portion	761	880
Goodwill and other intangible assets, net	36,695	39,294
Deferred financing fees	6,659	7,860
Other assets	833	363
Total assets	$200,151	$201,694

Liabilities and Members’ Deficit
Current liabilities:
Bank overdraft	$—	$1,770
Current portion of gaming equipment financing	2,238	4,933
Accounts payable	4,031	2,105
Current liabilities held for sale	273	252
Accrued liabilities	18,303	18,995
Total current liabilities	24,845	28,055
Gaming equipment financing, less current portion	29	723
Long-term debt	190,780	176,298
Commitments and contingencies	—	—
Members’ deficit	(15,503)	(3,382)
Total liabilities and members’ deficit	$200,151	$201,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues
Casino	$24,940	$25,298	$81,673	$78,916
Food and beverage	9,746	10,412	31,497	32,655
Hotel	7,226	7,667	27,028	26,435
Other	3,914	3,834	12,975	13,388
Total revenues	45,826	47,211	153,173	151,394
Less—promotional allowances	(9,028)	(8,824)	(30,026)	(26,193)
Net revenues	36,798	38,387	123,147	125,201
Operating expenses:
Casino	13,685	11,970	40,668	35,769
Food and beverage	4,977	6,395	16,798	19,497
Hotel	1,609	1,479	4,808	5,579
Other	1,789	2,442	7,146	7,307
General and administrative	13,090	13,021	37,974	36,452
Depreciation and amortization	4,097	4,095	12,366	12,875
Loss on sale and disposal of assets	2	—	100	232
Total operating expenses	39,249	39,402	119,860	117,711
Operating (loss) income	(2,451)	(1,015)	3,287	7,490
Other (expense) income:
Interest expense, net	(5,178)	(4,919)	(15,394)	(14,891)
Other	—	264	—	484
Change in fair value of interest rate swaps	—	—	—	195
Loss from continuing operations	(7,629)	(5,670)	(12,107)	(6,722)
Loss from operations of discontinued Oasis Recreational Properties	(398)	(491)	(14)	(301)
Loss before cumulative effect of change in accounting principle and minority interest	(8,027)	(6,161)	(12,121)	(7,023)
Cumulative effect of change in accounting principle	—	—	—	(196)
Loss before minority interest	(8,027)	(6,161)	(12,121)	(7,219)
Minority interest	—	38	—	(42)
Net loss	$(8,027)	$(6,123)	$(12,121)	$(7,261)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(12,121)	$(7,261)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	196
Depreciation and amortization	12,366	13,103
Minority interest	—	42
Change in fair value of interest rate swaps	—	(195)
Loss on sale and disposal of assets	103	232
Amortization of deferred financing fees	1,201	1,206
Accretion of senior subordinated notes	4,982	4,403
Interest expense on gaming equipment financing	3	74
Cost of vacation intervals sales	84	41
Change in operating assets and liabilities:
Accounts and related party receivables, net	1,066	(952)
Inventories	(126)	8
Prepaid expenses	133	(223)
Notes receivable	428	586
Accounts payable and accrued liabilities	1,255	(1,083)
Net cash provided by operating activities	9,374	10,177

Cash flows from investing activities:
Proceeds received from sale of assets	324	54
Capital expenditures	(13,782)	(6,603)
Net cash used in investing activities	(13,458)	(6,549)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	15,500	5,000
Payment of gaming equipment financing	(3,644)	(3,065)
Payment of long-term debt	(6,000)	(7,747)
Decrease in bank overdraft	(1,770)	(548)
Change in other assets	(624)	(1,342)
Net cash provided by (used in) financing activities	3,462	(7,702)

Net decrease in cash and cash equivalents	(622)	(4,074)
Cash and cash equivalents at beginning of period	11,118	15,632
Cash and cash equivalents at end of period	$10,496	$11,558

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

VRCC received a 1.92% membership interest in RBG from Glenn Teixeira in exchange for 1.29 shares of VRCC held by the Black Trust, representing 1.29% of the outstanding capital stock of VRCC.  The acquisition of the membership interests in RBG from Glenn Teixeira was accounted for at fair value as it was considered an acquisition of a minority interest of a subsidiary. Based upon an internal analysis the fair value of Glenn Teixeira’s interest approximated book value.

The accompanying balance sheet as of December 31, 2006 and the unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2007 include the accounts of the Company and all of its majority-owned subsidiaries and are maintained in accordance with U.S. generally accepted accounting principles.  The transfer of shares of B&BB and VRCC for membership interests in BG LLC and the presentation in the accompanying condensed consolidated financial statements have been accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests.  Accordingly, the contributed assets and assumed liabilities were recorded at VRCC’s and B&BB’s historical cost basis. Since VRCC and B&BB were under common control, no adjustments in the accompanying condensed consolidated financial statements were necessary to conform to similar accounting policies. The financial statements have been prepared as though the reorganization of entities under common control took place as of the beginning of the periods presented.  The acquisition of Glenn Teixeira’s interest was presented as of the date the exchange occurred on December 31, 2006.  All significant intercompany balances and transactions as of December 31, 2006 and for the three and nine month periods ending September 30, 2007 and 2006 have been eliminated.

Black Gaming, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

1.       Basis of Presentation and Background (continued)

Interim Financial Statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included and are of a normal recurring nature. Our results of operations tend to be seasonal in nature and operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Reclassifications – Certain previously reported amounts in the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

2.       Discontinued Operations

As part of a strategic plan to dispose of non-core hotel assets, during the fourth quarter of 2006 the Company began marketing for sale approximately 350 acres of land owned by RBG LLC’s subsidiary, Oasis Recreational Properties, Inc. (“OARI”) located in the state of Arizona immediately adjacent to the city of Mesquite, Nevada. OARI includes the land underlying the Company’s Palms Golf Course and Oasis Gun Club. The Company anticipates it will operate and generate operating cash flows from the golf course and gun club until its disposition.  In anticipation of the marketing of the golf course property, on August 17, 2006 Resorts LLC entered into several agreements with WSR, Inc, the former owners of the Oasis Hotel & Casino, to terminate WSR’s remaining rights in the golf course property, among other matters, in exchange for approximately $1.1 million.  Pursuant to the agreements, the funds paid to WSR will be used by WSR to remediate the existing environmental liability at the Oasis Hotel & Casino which continues to be an obligation of WSR.  The 350 acres of land and certain other assets of OARI met the “held for sale” and “discontinued operations” criteria in accordance with SFAS 144.

The following sets forth the discontinued operations for the three and nine months ended September 30, 2007 and 2006 related to OARI’s assets held for sale (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

Operating revenues	$164	$232	$2,137	$2,304
Operating expenses	559	686	2,148	2,377
Depreciation	-	37	-	228
Loss on sale and disposal of assets	3	-	3	-

Loss from discontinued operations	$(398)	$(491)	$(14)	$(301)

Black Gaming, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2.       Discontinued Operations (continued)

The following sets forth the assets that are held for sale that are related to the discontinued operations (in thousands):

	September 30, 2007	December 31, 2006
ASSETS
Inventory	$121	$93
Prepaid expenses	193	151
Land	6,701	6,701
Property and equipment, net	1,437	1,315
Other assets	1,100	1,100
Total assets of discontinued operations	$9,552	$9,360

LIABILITIES
Accounts payable	$58	$31
Accrued liabilities	215	221
Total liabilities of discontinued operations	$273	$252

3.       Property and Equipment

Property and equipment (excluding such assets held for sale) consists of the following (in thousands):

	September 30, 2007	December 31, 2006

Land	$26,110	$26,110
Buildings	77,667	74,849
Land and leasehold improvements	17,897	16,637
Furniture, fixtures and equipment	80,035	75,340
Construction in progress	6,124	3,050
	207,833	195,986
Less: accumulated depreciation	(81,798)	(73,823)
Property and equipment, net	$126,035	$122,163

Black Gaming, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.       Notes Receivable

Notes receivable consist of the following (in thousands):

	September 30, 2007	December 31, 2006

Vacation interval notes receivable	$1,038	$1,571
Allowance for possible credit losses	(237)	(342)
Total notes receivable	801	1,229
Less: current portion	(40)	(349)
Non-current notes receivable	$761	$880

Notes generated from the sale of vacation intervals generally bear interest at annual rates ranging from 12.75% to 14.75% and have terms of 5 to 7 years. The vacation interval notes receivable are collateralized by the right to use and deeds of trust on the vacation interval sold.

In January of 2006, the Company adopted the provisions of SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” SFAS 152 amends existing accounting guidance to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions.” In determining the allowance for possible credit losses, the Company, in accordance with SFAS 152, uses a technique referred to as static pool analysis, which tracks uncollectible notes receivable based on each year’s sales over the entire life of those notes.  The Company considers whether the historical economic conditions are comparable to current economic conditions.  If current economic conditions differ from the economic conditions in effect when the historical experience was generated, the Company adjusts the allowance for possible credit losses to reflect the expected effects of current economic conditions on uncollectibility.  The Company groups all notes receivables in one pool for analytical purposes based on historical collectibility and customer demographics.  As a result of the change in accounting for the allowance for possible credit losses, the Company has recorded in the accompanying statement of operations for the nine months ended September 30, 2006, a cumulative effect of a change in accounting principle of $196,000 to increase the allowance for possible credit losses.

Black Gaming, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.       Gaming Equipment Financing

Gaming equipment financing consists of the following (in thousands):

	September 30, 2007	December 31, 2006

Gaming equipment financing to purchase 478 games, no payments for one year and monthly payments of $251 for 24 months beginning February 2006	$983	$3,139
Gaming equipment financing to purchase 68 games, no payments for one year and monthly payments of $43 for 24 months beginning January 2006	169	534
Gaming equipment financing to purchase 70 games, no payments for one year and monthly payments of $39 for 24 months beginning March 2006	152	550
Gaming equipment financing to purchase 80 games, monthly payments of $27 for 36 months beginning April 2005	162	393
Gaming equipment financing to purchase 64 games, no payments for one year and monthly payments of $26 for 24 months beginning February 2006	103	326
Gaming equipment financing to purchase 38 games, monthly payments of $13 for 36 months beginning April 2005	79	200
Gaming equipment financing to purchase 85 games, monthly payments of $35 for 6 months beginning October 2007 with a lump sum payment of $169 due in April 2008	408	-
Gaming equipment financing to purchase 55 games, no payments for one year and monthly payments of $16 for 24 months beginning January 2006	-	171
Gaming equipment financing to purchase 20 games, no payments for one year and monthly payments of $7 for 36 months beginning April 2005	22	87
Gaming equipment financing, monthly payments of $1 for 36 months beginning January 2005	4	25
Gaming equipment financing to purchase 4 games, monthly payments of $1 for 36 months beginning April 2005	8	18
Gaming equipment financing to purchase 6 games, no payments for one year and monthly payments of $6 for 24 months beginning February 2007	44	66
Gaming equipment financing, monthly payments of $1 for 36 months beginning July 2006	21	29
Gaming equipment financing, no payments for 18 months and monthly payments of $1 for 36 months beginning July 2006	8	90
Gaming equipment financing, no payments for 36 months and a lump sum payment of $95 due January 2008	104	28
	2,267	5,656
Less: current portion	(2,238)	(4,933)
Gaming equipment financing, long-term portion	$29	$723

Black Gaming, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6.       Long-term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2007	December 31, 2006

Revolving credit facility totaling $15 million with Wells Fargo Foothill at a margin above prime or LIBOR, as defined; collateralized by substantially all assets of the Company as defined.	$9,500	$—
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	125,000	125,000
12 ¾ % senior subordinated notes, non-cash interest will accrue at an annual rate of 12 ¾ % in the form of increased accreted value until January 15, 2009. Beginning January 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	56,280	51,298
Total long-term debt	$190,780	$176,298

Revolving Facility

The Wells Fargo Foothill, Inc. credit facility (“Foothill Facility”) is secured by substantially all the assets of the Company. During the life of the Foothill Facility, the Company may borrow up to the lesser of (1) $15.0 million less the Letter of Credit Usage, as defined, less the Bank Product Reserve, as defined, or (2) the Borrowing Base, as defined, less the Letter of Credit Usage. At September 30, 2007, $9.5 million was drawn under the Foothill Facility.  Accordingly, the availability under the Foothill Facility at September 30, 2007 was limited to approximately $5.5 million.

Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, which is 3.5%, or the Base Rate, as defined, plus the Base Rate Margin, which is 2%.  LIBOR was approximately 5.5% and prime was 7.75% at September 30, 2007. The Foothill Facility also contains certain financial and other covenants. These include a minimum trailing twelve-month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $15,000,000 for the Company and limitations on other indebtedness and capital expenditures, as defined.  On September 30, 2007, the Company obtained a waiver for the Foothill Facility which allowed the Company to exceed the previously defined capital expenditure limit of $8,000,000 but not to exceed $14,500,000 for the waiver period from September 30, 2007 through October 30, 2007.  As a result of obtaining the waiver, the Company was in compliance with these covenants at September 30, 2007 and December 31, 2006, respectively.  Subsequent to September 30, 2007, the Company amended the Foothill Facility capital expenditure limits and other provisions of the Foothill Facility as outlined in Note 8.  The outstanding balance on the Foothill Facility is a joint and several obligation of the Company.

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

The indentures governing the Notes (the “Indentures”) contain certain customary financial and other covenants, which limit the Company’s ability to incur additional debt. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, as defined, on a pro-forma basis after the

Black Gaming, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6.       Long-term Debt (continued)

incurrence of the additional indebtedness is at least 2.00 to 1.00. As of September 30, 2007, the Company has a Consolidated Coverage Ratio that is less than 2.00 to 1.00 and accordingly has incurred $0 of additional indebtedness as defined.

The Indentures also contain other covenants which limit the ability of the Issuers and Guarantors, as defined, to pay dividends, redeem stock, or make other distributions, make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined in the Indentures. There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries.  The Issuers were in compliance with these covenants at September 30, 2007 and December 31, 2006.

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

7.       Related Party Transactions

Virgin River Foodmart, Inc., a Nevada corporation, (“Foodmart”) is owned by Mr. Black and former shareholders of VRCC.  Participants in the Company’s slot club program are able to redeem their points for gasoline at the Foodmart.  Foodmart charges the Company the retail amount of gas purchased with player points.  Charges associated with the point redemption for gasoline at the Foodmart were $9,000, $27,000, $10,000 and $37,000 for the three and nine months ended September 30, 2007 and 2006, respectively.

Black & LoBello is a law firm managed by the daughter of Mr. Black. The Company retains Black & LoBello as outside legal counsel, and has paid legal fees for legal services in the amount of $38,000, $82,000, $104,000 and $186,000 for the three and nine months ended September 30, 2007 and 2006, respectively.

Pursuant to the Indenture, Mr. Black is entitled to a management fee for his management of the Company business of up to 5% of EBITDA.  The Company expensed $216,000, $799,000, $332,000 and $990,000 during the three and nine months ended September 30, 2007 and 2006, respectively, associated with this management fee.

Gaming Research is a consulting firm retained to perform marketing research for the Company.  The principal of Gaming Research is the father of the Company’s then chief operating officer.  Gaming Research received consulting fees of $44,000, $133,000, $48,000 and $139,000 for the three and nine months ended September 30, 2007 and 2006, respectively.

Resorts LLC provided management and other services to two related parties that manage and operate the home owners associations of the vacation intervals sold at the property.  Included in the accompanying condensed consolidated balance sheet at September 30, 2007 and December 31, 2006, is a receivable for $172,000 and $384,000, respectively, related to amounts owed for those services.

MDW, LLC (“MDW”) is a Nevada limited-liability company in which Mr. Black has an interest.  On December 15, 2004, pursuant to a termination agreement, the Company terminated its lease with MDW and entered into an arrangement with MDW to sell condominiums.  During the three and nine months ended September 30, 2007, the Company recorded approximately $0 and $0 in other income, respectively, and during the three and nine months ended September 30, 2006, the Company recorded approximately $0.3 million and $0.5 million in other income, respectively, related to the Company’s investment with MDW.

Black Gaming, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

8.       Subsequent Events

On October 26, 2007, the Company entered into a First Amendment to the Foothill Facility.  The First Amendment, filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007, increases the Company’s allowable Capital Expenditures from $8,000,000 to $18,000,000 in fiscal year 2007 and from $8,000,000 to $19,000,000 in fiscal year 2008.  The First Amendment also modifies the definition of “EBITDA” and changes some of the Company’s reporting obligations.

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

•
VRCC received a 1.92% membership interest in RBG from Glenn Teixeira in exchange for 1.29 shares of VRCC held by the Black Trust, representing 1.29% of the outstanding capital stock of VRCC. The acquisition of the membership interests in RBG from Glenn Teixeira was accounted for at fair value as it was considered an acquisition of a minority interest of a subsidiary. Based upon an internal analysis the fair value of Glenn Teixeira’s interest approximated book value.

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

Financial Highlights of Black Gaming, LLC and Subsidiaries

For the three and nine months ended September 30, 2007 and 2006 (unaudited) (in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
Casino revenues	$24,940	$25,298	(1.4)%	$81,673	$78,916	3.5%
Casino expenses	13,685	11,970	14.3%	40,668	35,769	13.7%
Profit margin	45.1%	52.7%	—	50.2%	54.7%	—

Food and beverage revenues	$9,746	$10,412	(6.4)%	$31,497	$32,655	(3.5)%
Food and beverage expenses	4,977	6,395	(22.2)%	16,798	19,497	(13.8)%
Profit margin	48.9%	38.6%	—	46.7%	40.3%	—

Hotel revenues	$7,226	$7,667	(5.8)%	$27,028	$26,435	2.2%
Hotel expenses	1,609	1,479	8.8%	4,808	5,579	(13.8)%
Profit margin	77.7%	80.7%	—	82.2%	78.9%	—

Other revenues	$3,914	$3,834	2.1%	$12,975	$13,388	(3.1)%
Other expenses	1,789	2,442	(26.7)%	7,146	7,307	(2.2)%

Promotional allowances	$9,028	$8,824	2.3%	$30,026	$26,193	14.6%
Percent of gross revenues	19.7%	18.7%	—	19.6%	17.3%	—

General and administrative expenses	$13,090	$13,021	0.5%	$37,974	$36,452	4.2%
Percent of net revenues	35.6%	33.9%	—	30.8%	29.1%	—

Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006

Consolidated Net Revenues. Consolidated net revenues decreased by 4.1% to $36.8 million for the three months ended September 30, 2007 as compared to $38.4 million for the three months ended September 30, 2006. The decrease was primarily due to a $0.4 million decrease in casino revenues, a $0.7 million decrease in food and beverage revenues, a $0.4 million decrease in hotel revenues and a $0.2 million increase in promotional allowances.

Consolidated net revenues decreased by 1.6% to $123.1 million for the nine months ended September 30, 2007 as compared to $125.2 million for the nine months ended September 30, 2006. The decrease was primarily due to a $2.8 million increase in casino revenues, a $0.6 million increase in hotel revenues offset by a $1.2 million decrease in food and beverage revenues, a $0.4 million decrease in other revenues and a $3.8 million increase in promotional allowances.

Consolidated Operating Income/Loss. Consolidated operating loss increased to $2.5 million for the three months ended September 30, 2007 as compared to an operating loss of $1.0 million for the three months ended September 30, 2006. In addition, our operating loss margin increased to 6.7% of net revenues for the three months ended September 30, 2007 as compared to an operating loss margin of 2.6% of net revenues for the three months ended September 30, 2006.  The main reason for the decrease in operating income was primarily due to a decrease in consolidated net revenues of $1.6 million, a $1.7 million increase in casino expenses, a $0.1 million increase in hotel expenses, a $0.1 million increase in general and administrative expenses offset by a $1.4 million reduction in food and beverage expenses and a $0.7 million reduction in other expenses for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Consolidated operating income decreased to $3.3 million for the nine months ended September 30, 2007 as compared to operating income of $7.5 million for the nine months ended September 30, 2006. In addition, our operating income margin decreased to 2.7% of net revenues for the nine months ended September 30, 2007 as compared to an operating income margin of 6.0% of net revenues for the nine months ended September 30, 2006.  The main reason for the decrease in operating income was primarily due to a $4.9 million increase in casino expenses, a $1.5 million increase in general and administrative expenses offset by a $2.7 million reduction in food and beverage expenses, a $0.8 million reduction in hotel expenses, a $0.2 million decrease in other expenses and a $0.5 million decrease in depreciation and amortization expenses for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Casino. Casino revenues decreased 1.4% to $24.9 million for the three months ended September 30, 2007 as compared to $25.3 million for the three months ended September 30, 2006. The decrease in casino revenues was due to a decrease in slot revenues of $0.2 million between periods, a decrease of $0.2 million in table games revenues offset by a slight increase in other gaming revenues, specifically in our Keno play, as compared to the same period in the prior year. Casino profit margin decreased to 45.1% for the three months ended September 30, 2007 as compared to 52.7% for the three months ended September 30, 2006.  Casino expenses increased 14.3% to $13.7 million for the three months ended September 30, 2007 as compared to $12.0 million for the three months ended September 30, 2006. The increase was mostly attributable to increased advertising and promotional expenses attributable to servicing casino guests.

Casino revenues increased 3.5% to $81.7 million for the nine months ended September 30, 2007 as compared to $78.9 million for the nine months ended September 30, 2006. The increase in casino revenues was due to a $3.1 million increase in slot revenues in the first nine months of 2007 compared to the same period in the prior year and a $0.3 million increase in other gaming revenues, primarily driven by Keno play. Table games revenues decreased $0.5 million for the nine months ended September 30, 2007 as compared to the same period in the prior year. Casino profit margin decreased to 50.2% for the nine months ended September 30, 2007 as compared to 54.7% for the nine months ended September 30, 2006.  Casino expenses increased 13.7% to $40.7 million for the nine months ended September 30, 2007 as compared to $35.8 million for the nine months ended September 30, 2006. The increase was primarily attributable to increased advertising and promotional expenses related to servicing casino guests, increased credit services fees and an increase in salaries and benefits for casino employees.

Food and Beverage. Food and beverage revenues decreased by 6.4% to $9.7 million for the three months ended September 30, 2007 as compared to $10.4 million for the three months ended September 30, 2006. Revenues decreased due to a reduction in covers primarily due to the closure of the Oasis coffee shop which we converted into a Denny’s Restaurant.  Food and beverage expenses decreased by 22.2% to $5.0 million for the three months ended September 30, 2007 as compared to $6.4 million for the three months ended September 30, 2006.  The decrease in food and beverage expenses was mainly attributable to a reduction in salaries and benefits and a reduction in direct food costs associated with decreases in covers.  Food and beverage profit margin increased to 48.9% for the three months ended September 30, 2007 as compared to 38.6% for the three months ended September 30, 2006.  The increase in food and beverage profit margin is primarily due to increased pricing.

Food and beverage revenues decreased by 3.5% to $31.5 million for the nine months ended September 30, 2007 as compared to $32.7 million for the nine months ended September 30, 2006. Revenues decreased primarily due to a reduction in covers caused by construction disruption, including the Virgin River casino remodel, and additionally due to the closure of the Oasis coffee shop in the first half of the year.  Food and beverage expenses decreased by 13.8% to $16.8 million for the nine months ended September 30, 2007 as compared to $19.5 million for the nine months ended September 30, 2006.  The decrease in food and beverage expenses was mainly due to a reduction in salaries and benefits and a reduction in direct food costs associated with decreases in covers.  Food and beverage profit margin increased to 46.7% for the nine months ended September 30, 2007 as compared to 40.3% for the nine months ended September 30, 2006.  The increase in food and beverage profit margin is primarily due to increased pricing.

Hotel. Hotel revenues decreased by 5.8% to $7.2 million for the three months ended September 30, 2007 as compared to $7.7 million for the three months ended September 30, 2006.  The decrease in revenues was due primarily to the Company converting to the usage of a standardized room rate for recognition of promotional room stays which in prior periods was accounted for utilizing rack room rates. Additionally, the decrease in revenues was affected by a decrease in occupied rooms.  Hotel expenses increased 8.8% to $1.6 million for the three months ended September 30, 2007 compared to $1.5 million for the three months ended September 30, 2006 primarily due to increases in salaries and benefits in addition to higher temporary labor expenditures.  Hotel profit margin decreased to 77.7% for the three months ended September 30, 2007 from 80.7% in the prior three month period ended September 30, 2006.

Hotel revenues increased 2.2% to $27.0 million for the nine months ended September 30, 2007 as compared to $26.4 million for the nine months ended September 30, 2006. Hotel revenues primarily increased due to increases in ADR on reduced occupancy.  Hotel expenses decreased 13.8% to $4.8 million for the nine months ended September 30, 2007 compared to $5.6 million for the nine months ended September 30, 2006 primarily due to a decrease in laundry and utility charges associated with decreased occupancy.  As a result of the higher ADR on decreased expenses, hotel profit margin increased to 82.2% for the nine months ended September 30, 2007 from 78.9% in the prior nine month period ended September 30, 2006.

Other Revenues. Other revenues increased 2.1% to $3.9 million for the three months ended September 30, 2007 as compared to $3.8 million for the three months ended September 30, 2006.  The increase in other revenues was due mainly to an increase in entertainment revenues associated with additional concerts and events for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.  Other expenses decreased 26.7% to $1.8 million for the three months ended September 30, 2007 as compared to $2.4 million for the three months ended September 30, 2006 mainly due to a decrease in costs of sales related to retail items as well as a reduction in salaries and benefits.

Other revenues decreased 3.1% to $13.0 million for the nine months ended September 30, 2007 as compared to $13.4 million for the nine months ended September 30, 2006 due mainly to a bulk time share sale that occurred in the prior year that did not occur in the nine month period ended September 30, 2007 in addition to decreases in spa and golf revenues.   Other expenses decreased 2.2% to $7.1 million for the nine months ended September 30, 2007 as compared to $7.3 million for the nine months ended September 30, 2006 due mainly to reduced salaries and benefits as well as reduced direct costs associated with declines in utilization.

Promotional Allowances. Promotional allowances increased by 2.3% to $9.0 million for the three months ended September 30, 2007 as compared to $8.8 million for the three months ended September 30, 2006. As a percent of gross revenues, promotional allowances increased to 19.7% for the three months ended September 30, 2007 as compared to 18.7% for the three months ended September 30, 2006 primarily due to increased expenses attributable to servicing casino guests.

Promotional allowances increased by 14.6% to $30.0 million for the nine months ended September 30, 2007 as compared to $26.2 million for the nine months ended September 30, 2006. As a percent of gross revenues, promotional allowances increased to 19.6% for the nine months ended September 30, 2007 as compared to 17.3% for the nine months ended September 30, 2006 primarily due to increased expenses attributable to servicing casino guests.

General and Administrative (“G&A”). G&A expenses increased by 0.5% to $13.1 million for the three months ended September 30, 2007 as compared to $13.0 million for the three months ended September 30, 2006. As a percent of net revenues, G&A expenses increased to 35.6% of net revenues for the three months ended September 30, 2007 as compared to 33.9% of net revenues for the three months ended September 30, 2006.

G&A expenses increased by 4.2% to $38.0 million for the nine months ended September 30, 2007 as compared to $36.5 million for the nine months ended September 30, 2006. As a percent of net revenues, G&A expenses increased to 30.8% for the nine months ended September 30, 2007 as compared to 29.1% for the nine months ended September 30, 2006. G&A expenses increased primarily due to an increase in salaries and benefits, property taxes, repair and maintenance and utilities costs.

Depreciation and Amortization.  Depreciation and amortization expense remained flat at $4.1 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Depreciation and amortization expense decreased slightly to $12.4 million for the nine months ended September 30, 2007 compared to $12.9 million for the nine months ended September 30, 2006 due to a reduction in the depreciable asset base.

Interest Expense. Interest expense increased to $5.2 million for the three months ended September 30, 2007 as compared to $4.9 million for the three months ended September 30, 2006. The increase was due to an increase in the amount of outstanding debt.

Interest expense increased to $15.4 million for the nine months ended September 30, 2007 as compared to $14.9 million for the nine months ended September 30, 2006. The increase was due to an increase in the amount of outstanding debt.

Change in Fair Value of Swaps. The interest rate swaps terminated on June 30, 2006.  During the nine months ended September 30, 2006 the change in fair value of swaps resulted in income of $0.2 million.

Cumulative effect of change in accounting principle. We adopted the provisions of SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The adoption of SFAS 152 resulted in an increase in our allowance for possible credit losses of $0.2 million during the nine months ended September 30, 2006.

Liquidity and Capital Resources

Cash Flows and Credit Facility

Our primary sources of liquidity and capital resources have been cash flow from operations and our credit facility with Wells Fargo Foothill (the “Foothill Facility”).  As of September 30, 2007 and December 31, 2006, cash and cash equivalents were $10.5 million and $11.1 million, respectively.  Additionally, approximately $5.5 million is available under the Foothill Facility.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2007 was $9.4 million compared to $10.2 million for the nine months ended September 30, 2006. The $0.8 million decrease was primarily due to a $5.2 million decrease in operating income (excluding depreciation and amortization expense and other non-cash charges) offset by changes in operating assets and liabilities of $4.2 million during the nine month period ended September 30, 2007 compared to the same period in the prior year.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2007 was $13.5 million compared to $6.5 million for the nine months ended September 30, 2006. The majority of cash used for the period ended September 30, 2007 was related to the Virgin River casino floor renovations, Casablanca buffet remodel and other exterior hotel improvements, Oasis room remodels and purchases related to the Casablanca Event Center and our temporary concert space. For the nine months ended September 30, 2006, the majority of cash used in investing activities consisted of capital expenditures for our centralized laundry projects and for the property management and back office computer systems.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2007 was $3.5 million compared to cash used in financing activities of $7.7 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, $1.8 million represented a decrease in the bank overdraft balance, $3.6 million related to payments on gaming equipment financing, $6.0 million related to payments of long term debt and $0.6 million related to changes in other assets.  These financing outflows were offset by $15.5 million of borrowings on the Foothill Facility.  For the nine months ended September 30, 2006, $0.5 million represented a decrease in the bank overdraft balance, $7.7 million related to payments on long-term debt associated with the Foothill Facility, equipment financing and time share financing, $3.1 million related to payments on gaming equipment financing and $1.3 million related to changes in other assets. These financing outflows were offset by $5.0 million of borrowings on the Foothill Facility.

Contractual Obligations and Commitments for Black Gaming, LLC

A description of our contractual obligations and commitments can be found in Item 7 of our Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies for Black Gaming, LLC

A description of our critical accounting policies can be found in Item 7 of our Form 10-K for the year ended December 31, 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following table provides information about our long-term debt at September 30, 2007 (in thousands):

	Maturity Date	Face Amount	Carrying Value	Estimated Fair Value

9% senior secured notes	January 2012	$125,000	$125,000	$121,875
12 ¾ % senior subordinated notes	January 2013	66,000	56,280	50,081
Foothill Facility at an interest rate of 8.33%	December 2008	15,000	9,500	9,500
Total		$206,000	$190,780	$181,456

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates (dollars in thousands):

	As of September 30,
	2007	2008	2009	2010	2011	Thereafter	Total

Long-term debt (including current portion):
Fixed-rate	$-	$-	$-	$-	$-	$191,000	$191,000
Average interest rate	10.16%	10.16%	10.30%	10.30%	10.30%	10.30%	10.16%
Variable-rate	$9,500	$-	$-	$-	$-	$-	$9,500
Average interest rate	8.33%	-	-	-	-	-	8.33%

The gaming equipment financing are agreements that because of their long-term nature we impute interest expense for accounting purposes.  Contractually these agreements carry no interest, therefore we believe that there is no exposure to interest rate risk and therefore have excluded those contracts from the presentation above.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of and for the three months ended September 30, 2007.  This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Conclusions

Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007, and has concluded that they are effective.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

10.1           Separation Agreement dated September 28, 2007 made by Black Gaming, LLC with Jonathan Lowenhar, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2007

10.2           Separation Agreement dated September 28, 2007 made by Black Gaming, LLC with Scott DeAngelo, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2007.

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

BLACK GAMING, LLC

By:	/s/ Jason A. Goudie	November 13, 2007
Jason A. Goudie
Chief Financial Officer
(Principle Financial Officer)

EXHIBIT INDEX

Exhibit		Page
Number	Description	Number

10.1
Separation Agreement dated September 28, 2007 made by Black Gaming, LLC with Jonathan Lowenhar, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2007
		__

10.2
Separation Agreement dated September 28, 2007 made by Black Gaming, LLC with Scott DeAngelo, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2007
		__

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	26

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	27

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	28

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	29