Form 10-Q
period 2008-03-31
BLACK GAMING, LLC; B & B B, Inc.; RBG, LLC
filed 2008-05-15
CIK 1319842, 1319855, 1319845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☑ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding of Virgin River Casino Corporation as of May 1, 2008: 100 shares of common stock.
Number of shares of common stock outstanding of B & B B, Inc. as of May 1, 2008: 16.75 shares of common stock.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Black Gaming, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,797	$9,503
Accounts receivable, net	2,333	1,986
Related party receivables	224	327
Inventories	1,806	1,800
Property held for vacation interval sales	336	336
Prepaid expenses	4,020	4,180
Current portion of notes receivable	260	150

Total current assets	18,776	18,282
Property and equipment, net	127,711	131,480
Notes receivable, less current portion	325	537
Goodwill and other intangible assets, net	34,962	35,828
Deferred financing fees	5,859	6,259
Other assets	1,895	1,898

Total assets	$189,528	$194,284

Liabilities and Members’ Deficit
Current liabilities:
Bank overdraft	$—	$821
Current portion of gaming equipment financing	950	1,025
Current portion of long-term debt	8,500	9,500
Accounts payable	3,147	2,950
Accrued liabilities	16,719	17,605

Total current liabilities	29,316	31,901
Gaming equipment financing, less current portion	7	15
Long-term debt	184,868	183,047
Members’ deficit	(24,663)	(20,679)

Total liabilities and members’ deficit	$189,528	$194,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended
	March 31, 2008	March 31, 2007

Revenues:
Casino	$24,333	$29,552
Food and beverage	9,386	11,014
Hotel	8,105	10,349
Other	5,577	5,774

Total revenues	47,401	56,689
Less—promotional allowances	(8,847)	(11,317)

Net revenues	38,554	45,372
Operating expenses:
Casino	11,711	13,839
Food and beverage	5,490	5,964
Hotel	1,677	1,512
Other	2,451	3,436
General and administrative	10,447	12,936
Depreciation and amortization	4,281	4,156
Loss (gain) on sale and disposal of assets	163	(18)
Impairment of long lived asset	973	—

Total operating expenses	37,193	41,825

Operating income	1,361	3,547

Other expense:
Interest expense, net	(5,345)	(5,146)

Net loss	$(3,984)	$(1,599)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,984)	$(1,599)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,281	4,156
Loss (Gain) on sale and disposal of assets	163	(18)
Amortization of deferred financing fees	400	400
Accretion of senior subordinated notes	1,822	1,611
Interest expense on gaming equipment financing	5	1
Impairment of long lived assets	973	—
Change in operating assets and liabilities:
Accounts and related party receivables, net	(244)	(200)
Inventories	(6)	(104)
Prepaid expenses	160	565
Notes receivable	102	161
Change in other assets	(64)	(435)
Accounts payable and accrued liabilities	(390)	(611)

Net cash provided by operating activities	3,218	3,927

Cash flows from investing activities:
Proceeds received from sale of assets	51	83
Capital expenditures	(250)	(3,893)

Net cash used in investing activities	(199)	(3,810)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,000	9,500
Payment of gaming equipment financing	(904)	(1,192)
Payment of long-term debt	(6,000)	—
Decrease in bank overdraft	(821)	(722)

Net cash provided by (used in) financing activities	(2,725)	7,586

Net increase in cash and cash equivalents	294	7,703
Cash and cash equivalents at beginning of period	9,503	11,118

Cash and cash equivalents at end of period	$9,797	$18,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Background
Black Gaming, LLC (“BG LLC”), through its wholly owned subsidiaries, B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo) (“B&BB”) and Virgin River Casino Corporation (“VRCC”) and its wholly owned subsidiary RBG, LLC (doing business as CasaBlanca Resort/Casino/Golf/Spa) (“RBG”) and its wholly owned subsidiary CasaBlanca Resorts, LLC (doing business as Oasis Resort & Casino) (“Resorts LLC”) (collectively the “Company”) is engaged in the hotel casino industry in Mesquite, Nevada.
BG LLC was organized in Nevada on August 4, 2006 in anticipation of modifying B&BB’s and VRCC’s organizational structure through a holding company reorganization (“Reorganization”) for B&BB and VRCC. The Reorganization, which included a transfer of B&BB and VRCC shares for membership interests in BG LLC, was completed on December 31, 2006. As a result of the Reorganization, the Robert R. Black, Sr. Gaming Properties Trust (the “Black Trust”) owns 99.03% of the membership interests of BG LLC and Glenn Teixeira owns .97% of the membership interests of BG LLC. The members’ liability is limited to the amount of capital contributions they are required to make pursuant to BG LLC’s operating agreement.
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

The accompanying balance sheet as of December 31, 2007 and the unaudited condensed consolidated financial statements for the three month period ended March 31, 2008 include the accounts of the Company and all of its majority-owned subsidiaries and are maintained in accordance with U.S. generally accepted accounting principles. The Reorganization, predicated on the transfer of shares of B&BB and VRCC for membership interests in BG LLC, represented a transaction between entities under common control and is accounted for in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at B&BB and VRCC’s historical cost basis. As a result of the Reorganization, B&BB and VRCC became majority owned subsidiaries of BG LLC which owns 100%, directly or indirectly, in each subsidiary operating Company. Because of this majority ownership, the financial statements are consolidated.
The acquisition of Glenn Teixeira’s interest was presented as of the date the exchange occurred on December 31, 2006. All significant intercompany balances and transactions have been eliminated.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
1. Basis of Presentation and Background (continued)
Interim Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included and are of a normal recurring nature. Our results of operations tend to be seasonal in nature and operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
Reclassifications — Certain previously reported amounts in the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.
Recently Issued Accounting Standards — In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of December 31, 2007. The provisions of SFAS 157 have not been applied to non-financial assets and non-financial liabilities.  The adoption of this statement did not have a material impact the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 (revised) is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
2. Discontinued Operations
In October 2006, the Company moved forward with plans to dispose of the Palm’s Golf Course and Oasis Gun Club operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 ,“Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company accounted for this endeavor as discontinued operations. At December 31, 2007 the Company determined that it no longer met the criteria to continue to classify the operations as discontinued. As such, previously presented financial data has been re-characterized and presented as part of continuing operations.
The following table sets forth the operations for the three months ended March 31, 2007 related to Oasis Recreational Properties, Inc’s assets previously shown as held for sale that have been included as part of continuing operations (in thousands):

For the three months
ended March 31, 2007
Operating revenues	$1,131
Operating expenses	861
Depreciation	45

Income from discontinued operations	$225

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
3. Property and Equipment
Property and equipment consists of the following (in thousands):

	March 31, 2008	December 31, 2007

Land	$32,812	$32,812
Buildings	77,906	77,897
Land and leasehold improvements	18,106	17,940
Furniture, fixtures and equipment	84,292	83,922
Construction in progress	4,084	5,325

	217,200	217,896
Less: accumulated depreciation	(89,489)	(86,416)

Property and equipment, net	$127,711	$131,480

4. Notes Receivable
Notes receivable consist of the following (in thousands):

	March 31, 2008	December 31, 2007

Vacation interval notes receivable	$728	$912
Allowance for possible credit losses	(143)	(225)

Total notes receivable	585	687
Less: current portion	(260)	(150)

Non-current notes receivable	$325	$537

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

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
5. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2008	December 31, 2007

Accrued management fees	$235	$863
Accrued taxes	1,886	1,072
Accrued insurance	1,214	1,212
Accrued slot program	4,516	4,299
Accrued wages, benefits and other personnel costs	3,742	2,043
Accrued interest on Senior Notes	2,548	5,343
Accrued other	2,578	2,773

Total accrued liabilities	$16,719	$17,605

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
6. Gaming Equipment Financing
Gaming equipment financing consists of the following (in thousands):

	March 31, 2008	December 31, 2007

Gaming equipment financing to purchase 478 games, no payments for one year and monthly payments of $251 for 24 months beginning February 2006	$—	$248
Gaming equipment financing to purchase 68 games, no payments for one year and monthly payments of $43 for 24 months beginning January 2006	—	43
Gaming equipment financing to purchase 70 games, no payments for one year and monthly payments of $39 for 24 months beginning March 2006	—	38
Gaming equipment financing to purchase 80 games, monthly payments of $27 for 36 months beginning April 2005	—	165
Gaming equipment financing to purchase 64 games, no payments for one year and monthly payments of $26 for 24 months beginning February 2006	—	52
Gaming equipment financing to purchase 38 games, monthly payments of $13 for 36 months beginning April 2005	—	37
Gaming equipment financing to purchase 55 games, no payments for one year and monthly payments of $16 for 24 months beginning January 2006	169	282
Gaming equipment financing, monthly payments of $3 for 36 months beginning January 2005	—	1
Gaming equipment financing to purchase 4 games, monthly payments of $1 for 36 months beginning April 2005	—	8
Gaming equipment financing to purchase 6 games, no payments for one year and monthly payments of $6 for 24 months beginning February 2007	28	36
Gaming equipment financing, monthly payments of $1 for 36 months beginning July 2006	15	18
Gaming equipment financing, no payments for 18 months and monthly payments of $1 for 36 months beginning July 2006	8	104
Gaming equipment financing, monthly payments of $1 for 36 months and beginning on July 2006	6	8
Gaming equipment financing, monthly payments of $27 for 9 months and beginning April 2008	236	—
Gaming equipment financing, monthly payments of $12 for 11 months and beginning February 2008	102	—
Gaming equipment financing, monthly payments of $38 for 11 months and beginning February 2008	329	—
Gaming equipment financing, monthly payments of $7 for 9 months beginning April 2008	64	—

	957	1,040
Less: current portion	(950)	(1,025)

Gaming equipment financing, long-term portion	$7	$15

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
7. Long-term Debt
Long-term debt consists of the following (in thousands):

	March 31, 2008	December 31, 2007

Revolving credit facility totaling $15 million with Wells Fargo Foothill at a margin above prime or LIBOR, as defined; collateralized by substantially all assets of the Company as defined	$8,500	$9,500
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	125,000	125,000
12 3/4 % senior subordinated notes, non-cash interest will accrue at an annual rate of 12 3/4 % in the form of increased accreted value until January 15, 2009. Beginning July 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	59,868	58,047

	193,368	192,547
Less: current portion	(8,500)	(9,500)

Total long-term debt	$184,868	$183,047

Revolving Facility
The Wells Fargo Foothill, Inc. credit facility (“Foothill Facility”) is secured by substantially all the assets of the Company. During the life of the Foothill Facility, the Company may borrow up to the lesser of (1) $15.0 million less the Letter of Credit Usage, as defined, less the Bank Product Reserve, as defined, or (2) the Borrowing Base, as defined, less the Letter of Credit Usage. At March 31, 2008, $8.5 million was drawn under the Foothill Facility. Accordingly, the availability under the Foothill Facility at March 31, 2008 was limited to approximately $6.5 million.
Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, which is 3.5%, or the Base Rate, as defined, plus the Base Rate Margin, which is 2%. LIBOR was approximately 2.8% and prime was 5.25% at March 31, 2008. The Foothill Facility also contains certain financial and other covenants. These include a minimum trailing twelve-month Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $15,000,000 for the Company and limitations on other indebtedness and capital expenditures, as defined. On October 26, 2007, the Company entered into an amendment to the Foothill Facility. The amendment increased the Company’s allowable capital expenditures and modified the definition of “EBITDA” as well as changed some of the Company’s reporting obligations. The Company was in compliance with the covenants set by the Foothill Facility at March 31, 2008 and December 31, 2007, respectively. The outstanding balance on the Foothill Facility is a joint and several obligation of the Company.
Senior Secured and Senior Subordinated Notes
In December 2004, VRCC, RBG and B&BB (the “Issuers”) issued $125.0 million of 9% senior secured notes (“Senior Notes”) due on January 15, 2012 and $39.9 million in gross proceeds of 12 3/4% senior subordinated notes (“Senior Sub Notes”) due January 15, 2013 (collectively the “Notes”). The Notes are joint and several obligations of the Issuers and all current and future subsidiaries of the Issuers. The Guarantors are all the wholly owned subsidiaries of the Issuers.
The Senior Notes pay interest semiannually while the Senior Sub Notes accrue interest in the form of increased accreted value until January 15, 2009, when the carrying book value of the Senior Sub Notes will be $66.0 million. Beginning on July 15, 2009, the Senior Sub Notes will pay interest semiannually similar to the Senior Notes.
The indentures governing the Notes (the “Indentures”) contain certain customary financial and other covenants, which limit the Company’s ability to incur additional debt. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, as defined, on a pro-forma basis after the incurrence of the additional indebtedness is at least 2.00 to 1.00. As of March 31, 2008, the Company has a Consolidated Coverage Ratio that is less than 2.00 to 1.00 and accordingly has incurred $0 of additional indebtedness as defined.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
7. Long-term Debt (continued)
The Indentures also contain other covenants which limit the ability of the Issuers and Guarantors, as defined, to pay dividends, redeem stock, or make other distributions, make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined in the Indentures. There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries. The Issuers were in compliance with these covenants at March 31, 2008 and December 31, 2007.
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
8. Related Party Transactions
Virgin River Foodmart, Inc., a Nevada corporation, (“Foodmart”) is owned by former shareholders of VRCC. Participants in the Company’s slot club program are able to redeem their points for gasoline at the Foodmart. Foodmart charges the Company the retail amount of gas purchased with player points. Charges associated with the point redemption for gasoline at the Foodmart were $9,000 and $10,000 for the three months ended March 31, 2008 and 2007, respectively.
Black & LoBello is a law firm managed by the daughter of Mr. Black. The Company retains Black & LoBello as outside legal counsel, and has incurred legal fees for legal services in the amount of $20,000 and $58,000 for the three months ended March 31, 2008 and 2007, respectively.
Pursuant to the Indenture, Mr. Black is entitled to a management fee for his management of the Companies of up to 5% of EBITDA. The Company expensed $235,000 and $342,000 during the three months ended March 31, 2008 and 2007, respectively.
Gaming Research is a consulting firm retained to perform marketing research for the Company. The principal of Gaming Research is the father of the Company’s former chief operating officer. Gaming research received consulting fees of $0 and $58,000 for the three months ended March 31, 2008 and 2007, respectively.
Resorts LLC provided management and other services to two related parties that manage and operate the home owners associations of the vacation intervals sold at the property. Included in the accompanying condensed consolidated balance sheet at March 31, 2008 and December 31, 2007, is a receivable for $224,000 and $327,000, respectively, related to amounts owed for those services.
During 2006, the Company entered into an agreement with Town Center Drive & 215, LLC to lease executive office space. The term of the lease is 84 months at a rate of approximately $11,508 a month. Mr. Black is the owner and manager of Town Center Drive & 215, LLC. The Company has expensed $43,000 and $21,000 during the three months ended March 31, 2008 and 2007.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
9. Impairment of Long Lived Assets
In conjunction with the Company’s plans to expand the Casablanca Hotel and Casino with a 180-room hotel tower, the Company incurred costs associated with the architectural design and planning of this project. These plans have since been re-evaluated and abandoned. As a result, the Company has recognized a non-cash write-off of these assets of approximately $1.0 million which is included as a component of operating expenses under the caption “Impairment of long lived asset”.
The Company has significant amounts of goodwill in the condensed consolidated balance sheet as of March 31, 2008. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performs an annual impairment test of these assets in the fourth quarter of each year, which resulted in no impairment charge for 2007; however, if` ongoing estimates of projected cash flows related to these assets are not met, the Company may be subject to a non-cash write-down of these assets in the future, which could have a material impact on our condensed consolidated statements of operations.
10. Commitment and Contingencies
On March 27, 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that complimentary meals provided to employees and patrons are not subject to Nevada use tax. On April 15, 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court’s decision. The Nevada Supreme Court has yet to rule on that motion. In the event that the Nevada Supreme Court does not reverse its original decision, the Company would be entitled to a refund on previously paid use tax on complimentary employee and patron meals for which it has generally filed for a refund, for the period from July 2000 through the current period. No assurances can be provided as to the outcome of the litigation. Accordingly, we have not recorded a receivable related to a refund for previously paid use tax on complimentary employee and patron meals in the accompanying condensed consolidated balance sheet at March 31, 2008.
11. Supplemental Guarantor Condensed Consolidating Financial Statements
At March 31, 2008, BG LLC and all of the Issuer’s, and Issuers’ subsidiaries, each of which is directly or indirectly wholly-owned by BG LLC, are guarantors under the Foothill Facility and the Indentures, see Note 7. These guarantees are full, unconditional and joint and several. The following tables represent the condensed consolidating balance sheets of BG LLC (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of March 31, 2008 and December 31, 2007 and the related condensed consolidating statements of operations and cash flows for the three months ended March 31, 2008 and 2007.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11. Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
As of March 31, 2008
BALANCE SHEET:

Current Assets, including intercompany accounts	$4,043	$52,680	$—	$(37,947)	$18,776
Property and equipment, net	272	127,439	—	—	127,711
Goodwill and Other Intangibles	—	34,962	—	—	34,962

Other assets excluding intercompany accounts	—	111,197	—	(103,118)	8,079

	$4,315	$326,278	$—	$(141,065)	$189,528

Current Liabilities, including intercompany accounts	$7,200	$60,063	$—	$(37,947)	$29,316
Long-term debt, less current portion	—	184,868	—	—	184,868

Gaming equipment financing, less current portion	—	7	—	—	7
Members’ (Deficit) Equity	(2,885)	81,340	—	(103,118)	(24,663)

	$4,315	$326,278	$—	$(141,065)	$189,528

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
As of December 31, 2007
BALANCE SHEET:

Current Assets, including intercompany accounts	$5,257	$43,001	$—	$(29,976)	$18,282
Property and equipment, net	420	131,060	—	—	131,480
Goodwill and Other Intangibles	—	35,828	—	—	35,828

Other assets excluding intercompany accounts	—	111,812	—	(103,118)	8,694

	$5,677	$321,701	$—	$(133,094)	$194,284

Current Liabilities, including intercompany accounts	$8,077	$53,800	$—	$(29,976)	$31,901
Long-term debt, less current portion	—	183,047	—	—	183,047

Gaming equipment financing, less current portion	—	15	—	—	15
Members’ (Deficit) Equity	(2,400)	84,839	—	(103,118)	(20,679)

	$5,677	$321,701	$—	$(133,094)	$194,284

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11. Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

For the three months ending March 31, 2008

STATEMENT OF OPERATIONS

Net Revenues	$—	$40,129	$—	$(1,575)	$38,554

Operating Expenses:
Casino	—	11,711	—	—	11,711
Food and beverage	—	5,490	—	—	5,490
Hotel	—	1,677	—	—	1,677
Other	—	2,451	—	—	2,451
General and administrative	471	11,551	—	(1,575)	10,447
Depreciation and amortization	13	4,268	—	—	4,281
Loss on disposal of assets	—	163	—	—	163
Impairment of long lived assets	—	973	—	—	973

Operating (loss) income	(484)	1,845	—	—	1,361

Other Expense:
Interest expense	(1)	(5,344)	—	—	(5,345)

Net loss	$(485)	$(3,499)	$—	$—	$(3,984)

STATEMENT OF CASH FLOWS

Net cash provided by operating activities	$34	$3,184	$—	$—	$3,218
Net cash used in investing activities	(34)	(165)	—	—	(199)
Net cash provided by financing activities	—	(2,725)	—	—	(2,725)

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11. Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

For the three months ended March 31, 2007

STATEMENT OF OPERATIONS

Net Revenues	$—	$46,947	$—	$(1,575)	$45,372

Operating Expenses:
Casino	—	13,839	—	—	13,839
Food and beverage	—	5,964	—	—	5,964
Hotel	—	1,512	—	—	1,512
Other	—	3,436	—	—	3,436
General and administrative	584	13,927	—	(1,575)	12,936
Depreciation and amortization	3	4,153	—	—	4,156
Gain/loss on disposal of assets	—	(18)	—	—	(18)

Operating (loss) income	(587)	4,134	—	—	3,547

Other Expense:
Interest expense	—	(5,146)	—	—	(5,146)

Net loss	$(587)	$(1,012)	$—	$—	$(1,599)

STATEMENT OF CASH FLOWS

Net cash provided by operating activities	$95	$3,832	$—	$—	$3,927
Net cash used in investing activities	(95)	(3,715)	—	—	(3,810)
Net cash provided by financing activities	—	7,586	—	—	7,586

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the accompanying notes. This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statement, including those discussed herein and elsewhere in our Form 10-K for the year ended December 31, 2007, particularly under the heading “Risk Factors.” We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Unless the context indicates otherwise, all references to the “Company”, “Black Gaming”, “we”, “us” and “our” refer to Black Gaming, LLC and its direct and indirect wholly owned subsidiaries, Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., Casablanca Resorts, LLC, Oasis Interval Ownership, LLC, Oasis Interval Management, LLC, Oasis Recreational Properties, Inc. and R. Black, Inc.
Overview
We own and operate the CasaBlanca, the Oasis and the Virgin River in Mesquite, Nevada, which is located approximately 80 miles north of Las Vegas. We own three of the four operating casinos in Mesquite and our properties have a dominant market share in Mesquite. Our properties are well established, each having been in operation for at least ten years, and serve as significant drive-in gaming and resort destinations. Our properties collectively feature approximately 2,115 slot machines, 70 table games, and 2,300 deluxe hotel rooms, and offer extensive amenities, including championship golf courses, full service spas, a bowling center, movie theaters, restaurants, and banquet and conference facilities. With each of our properties, we leverage our extensive value-oriented amenities and emphasis on slot play to target middle market gaming customers.
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
We were organized as a limited-liability company in Nevada on August 4, 2006 in anticipation of modifying B&BB’s and VRCC’s organizational structure through a holding company reorganization (“Reorganization”) for B&BB and VRCC. The Reorganization, which included a transfer of B&BB and VRCC shares for membership interests in us, was completed on December 31, 2006. As a result of the Reorganization, the Robert R. Black, Sr. Gaming Properties Trust (the “Black Trust”) owns 99.03% of our membership interests and Glenn Teixeira owns 0.97% of our membership interests. The transfer of shares of B&BB and VRCC for membership interests has been accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at B&BB’s and VRCC’s historical cost basis.

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

The Reorganization, predicated on the transfer of shares of B&BB and VRCC for membership interests in us, represented a transaction between entities under common control and is accounted for in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at B&BB and VRCC’s historical cost basis and the financials are prepared as though the reorganization of entities under common control took place as of January 1, 2006. As a result of the Reorganization, B&BB and VRCC became our majority owned subsidiaries and we own 100%, directly or indirectly, of each subsidiary operating Company. The acquisition of Glenn Teixeira’s interest was presented as of the date the exchange occurred on December 31, 2006. In addition, Black Gaming, LLC, VRCC, RBG and B&BB are jointly managed and share resources.
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
B&BB was formed in December 1989 in connection with the construction and development of the Virgin River Hotel & Casino. B&BB operates the hotel casino and owns certain personal property including furniture and fixtures, leasehold improvements and gaming equipment within the casino. VRCC was formed in July 1988 in connection with the construction of the Virgin River. VRCC currently owns the land and buildings associated with the Virgin River as well as the Virgin River Convention Center. VRCC generates income from rents received from B&BB which operates the Virgin River.
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

In order to offer our customers attractive and modern facilities, we plan to continue to renovate and maintain our facilities.
Key Performance Indicators
Our operating results are highly dependent on the volume of customers at our properties, which in turn impacts the price we can charge for our hotel rooms and other amenities. We generate a significant portion of our operating income from the gaming and hotel portions of our operations. Key performance in our gaming and hotel operations are as follows:
Gaming revenue indicators — table games drop and slot handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games win percentage is in the range of 16% to 19% of table games drop and our normal slot win percentage is in the range of 6% to 7% of slot handle.
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
Our results of operations tend to be seasonal in nature. During the year ended December 31, 2007, approximately 38% of our operating income (less depreciation and amortization and other non-cash items) was generated in the first quarter and approximately 35% was generated in the second quarter with the remainder being generated during the final half of the year.
Recently, the residential real estate market in Las Vegas and Clark County, Nevada and the U.S. has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations, and precipitating more generalized credit market dislocations and significant contraction in available liquidity globally. These factors, combined with rising oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slow down and fears of a possible recession. Individual consumers are experiencing higher delinquency rates on various consumer loans and defaults on indebtedness of all kinds have increased. Further declines in real estate values in Las Vegas and Clark County, Nevada and the U.S. or elsewhere and continuing credit and liquidity concerns could have an adverse affect on our results of operations.

Financial Highlights of Black Gaming, LLC and Subsidiaries
For the three months ended March 31, 2008 and 2007 (unaudited) (in thousands)

	Three months ended March 31,
	2008	2007	% Change

Casino revenues	$24,333	$29,552	(17.7)%
Casino expenses	11,711	13,839	(15.4)%
Profit margin	51.9%	53.2%	—

Food and beverage revenues	$9,386	$11,014	(14.8)%
Food and beverage expenses	5,490	5,964	(7.9)%
Profit margin	41.5%	45.9%	—

Hotel revenues	$8,105	$10,349	(21.7)%
Hotel expenses	1,677	1,512	10.9%
Profit margin	79.3%	85.4%	—

Other revenues	$5,577	$5,774	(3.4)%
Other expenses	2,451	3,436	(28.7)%

Promotional allowances	$8,847	$11,317	(21.8)%
Percent of gross revenues	18.7%	20.0%	—

General and administrative expenses	$10,447	$12,936	(19.2)%
Percent of net revenues	27.1%	28.5%	—
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Consolidated Net Revenues. Consolidated net revenues decreased by 15.0% to $38.6 million for the three months ended March 31, 2008 as compared to $45.4 million for the three months ended March 31, 2007. The decrease was primarily due to a $5.2 million decrease in casino revenues, a $1.6 million decrease in food and beverage revenues, a $2.2 million decrease in hotel revenues and a $0.2 million decrease in other revenues offset by a $2.4 million decrease in promotional allowances.
Consolidated Operating Income. Consolidated operating income decreased to $1.4 million for the three months ended March 31, 2008 as compared to operating income of $3.5 million for the three months ended March 31, 2007. In addition, our operating income margin decreased to 3.5% of net revenues for the three months ended March 31, 2008 as compared to an operating income margin of 7.8% of net revenues for the three months ended March 31, 2007. The main reason for the decrease in operating income was primarily a decrease in consolidated net revenues of $6.8 million, a $0.2 million increase in hotel expenses and an impairment charge of $1.0 million offset by a $2.1 million decrease in casino expenses, a $0.5 million reduction in food and beverage expenses, a $1.0 million reduction in other expenses and a $2.5 million decrease in general and administrative expenses for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.
Casino. Casino revenues decreased 17.7% to $24.3 million for the three months ended March 31, 2008 as compared to $29.6 million for the three months ended March 31, 2007. The decrease in casino revenues was due to a decrease in slot revenues of $4.0 million between periods, a decrease of $0.5 million in table games revenues and a slight decrease in other gaming revenues of $0.4 million, as compared to the same period in the prior year. Casino profit margin decreased to 51.9% for the three months ended March 31, 2008 as compared to 53.2% for the three months ended March 31, 2007. Casino expenses decreased 15.4% to $11.7 million for the three months ended March 31, 2008 as compared to $13.8 million for the three months ended March 31, 2007. The decrease was mostly attributable to decreased advertising and promotional expenses as we better target our casino guests in addition to decreased taxes and license fees which decrease with decreased gaming revenues.

Food and Beverage. Food and beverage revenues decreased by 14.8% to $9.4 million for the three months ended March 31, 2008 as compared to $11.0 million for the three months ended March 31, 2007. Revenues decreased due to a reduction in covers combined with the effect of reduced pricing in all of our outlets. Food and beverage expenses decreased by 7.9% to $5.5 million for the three months ended March 31, 2008 as compared to $6.0 million for the three months ended March 31, 2007. The decrease in food and beverage expenses was mainly attributable to a reduction in salaries and benefits and a reduction in direct food costs associated with decreases in covers. Food and beverage profit margin decreased to 41.5% for the three months ended March 31, 2008 as compared to 45.9% for the three months ended March 31, 2007. The decrease in food and beverage profit margin is primarily due to decreased pricing.
Hotel. Hotel revenues decreased by 21.7% to $8.1 million for the three months ended March 31, 2008 as compared to $10.3 million for the three months ended March 31, 2007. The decrease in revenues was due primarily to lower average daily room rates on similar occupancy as in the prior period. Hotel expenses increased 10.9% to $1.7 million for the three months ended March 31, 2008 compared to $1.5 million for the three months ended March 31, 2007 primarily due to increases in temporary labor expenditures. Hotel profit margin decreased to 79.3% for the three months ended March 31, 2008 from 85.4% in the prior three month period ended March 31, 2007.
Other Revenues. Other revenues decreased 3.4% to $5.6 million for the three months ended March 31, 2008 as compared to $5.8 million for the three months ended March 31, 2007. The decrease in other revenues was due mainly to a decrease in concert revenues due to our reduced show schedule for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Other expenses decreased 28.7% to $2.5 million for the three months ended March 31, 2008 as compared to $3.4 million for the three months ended March 31, 2007 mainly due to a decrease in costs associated with concert and showroom events.
Promotional Allowances. Promotional allowances decreased by 21.8% to $8.8 million for the three months ended March 31, 2008 as compared to $11.3 million for the three months ended March 31, 2007. As a percent of gross revenues, promotional allowances decreased to 18.7% for the three months ended March 31, 2008 as compared to 20.0% for the three months ended March 31, 2007 primarily due a reduction in general promotions attributable to servicing casino guests.
General and Administrative (“G&A”). G&A expenses decreased by 19.2% to $10.4 million for the three months ended March 31, 2008 as compared to $12.9 million for the three months ended March 31, 2007. As a percent of net revenues, G&A expenses decreased to 27.1% of net revenues for the three months ended March 31, 2008 as compared to 28.5% of net revenues for the three months ended March 31, 2007. G&A expenses decreased primarily due to a reduction in salaries and benefits, a decrease in employee awards and legal and other professional fees.
Depreciation and Amortization. Depreciation and amortization expense remained flat at $4.3 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
Interest Expense. Interest expense increased to $5.3 million for the three months ended March 31, 2008 as compared to $5.1 million for the three months ended March 31, 2007. The increase was due to an increase in the amount of outstanding debt.
Liquidity and Capital Resources
Cash Flows and Credit Facility
Our primary sources of liquidity and capital resources have been cash flow from operations and our credit facility with Wells Fargo Foothill (the “Foothill Facility”). As of March 31, 2008 and December 31, 2007, cash and cash equivalents were $9.8 million and $9.5 million, respectively. Additionally, approximately $6.5 million is available under the Foothill Facility.

Operating Activities
Cash provided by operating activities for the three months ended March 31, 2008 was $3.2 million compared to $3.9 million for the three months ended March 31, 2007. The $0.7 million decrease was primarily due to a $0.9 million decrease in operating income (excluding depreciation and amortization expense and other non-cash charges) offset by changes in operating assets and liabilities of $0.4 million during the three month period ended March 31, 2008 compared to the same period in the prior year.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2008 was $0.2 million compared to $3.8 million for the three months ended March 31, 2007. The majority of cash used for the period ended March 31, 2008 was related to capital expenditures on new gaming equipment. The majority of cash used for the period ended March 31, 2007 was related to the Virgin River casino floor renovations and purchases related to our temporary concert space.
Financing Activities
Cash used by financing activities for the three months ended March 31, 2008 was $2.7 million compared to cash provided by financing activities of $7.6 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, $0.8 million represented a decrease in the bank overdraft balance, $0.9 million related to payments on gaming equipment financing and $6.0 million related to payments of long term debt. These financing outflows were offset by $5.0 million of borrowings on the Foothill Facility. For the three months ended March 31, 2007, $0.7 million represented a decrease in the bank overdraft balance and $1.2 million related to payments on gaming equipment financing. These financing outflows were offset by $9.5 million of borrowings on the Foothill Facility.
Contractual Obligations and Commitments for Black Gaming, LLC
A description of our contractual obligations and commitments can be found in Item 7 of our Form 10-K for the year ended December 31, 2007.
Critical Accounting Policies for Black Gaming, LLC
A description of our critical accounting policies can be found in Item 7 of our Form 10-K for the year ended December 31, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The following table provides information about our long-term debt at March 31, 2008 (in thousands):

	Maturity	Face	Carrying	Estimated
	Date	Amount	Value	Fair Value

Senior secured credit facility at an average interest rate of 6.6%	December 2008	$15,000	$8,500	$8,500
9% senior secured notes	January 2012	125,000	125,000	94,850
12 3/4 % senior subordinated notes	January 2013	66,000	59,868	36,056

Total		$206,000	$193,368	$139,406

We are also exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our debt. Historically, this market risk is managed by utilizing derivative financial instruments in accordance with established policies and procedures. We evaluate our exposure to market risk by monitoring interest rates in the marketplace, and do not utilize derivative financial instruments for trading purposes. We currently do not enter into rate swap agreements.

The following table provides information about our financial instruments that are sensitive to changes in interest rates (dollars in thousands):

	Current portion as of March 31,
	2008	2009	2010	2011	2012	Thereafter	Total

Long-term debt (including current portion):
Fixed-rate	$—	$—	$—	$125,000	$66,000	$—	$191,000
Average interest rate	10.21%	10.30%	10.30%	10.30%	12.48%	12.75%	10.30%
Variable-rate	$8,500	$—	$—	$—	$—	$—	$8,500
Average interest rate	6.58%	—	—	—	—	—	6.58%
The gaming equipment financing are agreements that because of their long-term nature we impute interest expense for accounting purposes. Contractually these agreements carry no interest, therefore we believe that there is no exposure to interest rate risk and therefore have excluded those contracts from the presentation above.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls
We evaluated the effectiveness of our disclosure controls and procedures as of and for the three months ended March 31, 2008. This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Conclusions
Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008, and has concluded that they are effective.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Robert R. Black, Sr.

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Sean P. McKay

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Robert R. Black, Sr.

32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Sean P. McKay

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK GAMING, LLC

By:	/s/ Sean P. McKay	May 15, 2008

Sean P. McKay
Chief Accounting Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002