Form 10-Q
period 2008-09-30
BLACK GAMING, LLC; RBG, LLC; B & B B, Inc.
filed 2008-11-07
CIK 1319842, 1319845, 1319855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding of Virgin River Casino Corporation as of November 1, 2008: 100 shares of common stock.
Number of shares of common stock outstanding of B & B B, Inc. as of November 1, 2008: 16.75 shares of common stock.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Black Gaming, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,246	$9,503
Accounts receivable, net	1,646	1,986
Related party receivables	270	327
Inventories	1,739	1,800
Property held for vacation interval sales	321	336
Prepaid expenses	4,013	4,180
Current portion of notes receivable	243	150

Total current assets	19,478	18,282
Property and equipment, net	118,959	131,480
Notes receivable, less current portion	191	537
Goodwill and other intangible assets, net	20,733	35,828
Deferred financing fees	5,208	6,259
Other assets	1,798	1,898

Total assets	$166,367	$194,284

Liabilities and Members’ Deficit
Current liabilities:
Bank overdraft	$12	$821
Current portion of gaming equipment financing	384	1,025
Current portion of long-term debt	14,795	9,500
Accounts payable	2,818	2,950
Accrued liabilities	14,618	17,605

Total current liabilities	32,627	31,901
Gaming equipment financing, less current portion	153	15
Long term debt	188,685	183,047

Total liabilities	221,465	214,963

Commitments and contingencies (Note 10)

Members’ deficit	(55,098)	(20,679)

Total liabilities and members’ deficit	$166,367	$194,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenues:
Casino	$18,023	$24,940	$63,605	$81,673
Food and beverage	7,048	9,746	25,055	31,497
Hotel	6,574	7,226	22,618	27,028
Other	2,857	4,123	13,116	15,363

Total revenues	34,502	46,035	124,394	155,561
Less—promotional allowances	(6,257)	(9,073)	(21,613)	(30,277)

Net revenues	28,245	36,962	102,781	125,284

Operating expenses:
Casino	10,998	13,685	33,023	40,668
Food and beverage	4,415	4,977	16,089	16,798
Hotel	1,775	1,609	5,630	4,808
Other	2,265	2,301	7,275	9,092
General and administrative	9,733	13,137	30,458	38,176
Depreciation and amortization	4,111	4,007	12,534	12,366
(Gain) loss on sale and disposal of assets	(6)	5	198	103
Impairment of long lived assets	—	—	3,833	—
Goodwill impairment	—	—	12,497	—

Total operating expenses	33,291	39,721	121,537	122,011

Operating (loss) income	(5,046)	(2,759)	(18,756)	3,273

Other (income) expense:
Other income	(315)	—	(315)	—
Interest expense, net	5,395	5,178	15,978	15,394

Net loss	$(10,126)	$(7,937)	$(34,419)	$(12,121)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(34,419)	$(12,121)
Depreciation and amortization	12,534	12,366
Loss on sale and disposal of assets	198	103
Impairment of long lived assets	3,833	—
Goodwill impairment	12,497	—
Amortization of deferred financing fees	1,201	1,201
Accretion of senior subordinated notes	5,638	4,982
Interest expense on gaming equipment financing	4	3
Cost of vacation interval sales	15	84
Change in operating assets and liabilities:
Accounts and related party receivables, net	397	1,066
Inventories	61	(126)
Prepaid expenses	167	133
Notes receivable	253	428
Change in other assets	(66)	(624)
Accounts payable and accrued liabilities	(2,820)	1,255

Net cash (used in) provided by operating activities	(507)	8,750

Cash flows from investing activities:
Proceeds received from sale of assets	317	324
Capital expenditures	(814)	(13,782)

Net cash used in investing activities	(497)	(13,458)

Cash flows from financing activities:
Proceeds from issuance of long term debt	13,975	15,500
Payment of gaming equipment financing	(1,589)	(3,644)
Payment of long term debt	(8,680)	(6,000)
Payment of financing costs	(150)	—
Decrease in bank overdraft	(809)	(1,770)

Net cash provided by financing activities	2,747	4,086

Net increase (decrease) in cash and cash equivalents	1,743	(622)
Cash and cash equivalents at beginning of period	9,503	11,118

Cash and cash equivalents at end of period	$11,246	$10,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(in thousands)

	Nine Months Ended
	September 30, 2008	September 30, 2007

Supplemental cash flow disclosure:

Cash paid for interest	$12,000	$11,790

Noncash investing and financing activities:

Acquisition of gaming assets with seller financing	$1,082	$254

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
BG LLC was organized in Nevada on August 4, 2006 in anticipation of modifying B&BB’s and VRCC’s organizational structure through a holding company reorganization (“Reorganization”) for B&BB and VRCC. The Reorganization, which included a transfer of B&BB and VRCC shares for membership interests in BG LLC, was completed on December 31, 2006. As a result of the Reorganization, the Robert R. Black, Sr. Gaming Properties Trust (the “Black Trust”) owns 99.03% of the membership interests of BG LLC and Glenn Teixeira owns 0.97% of the membership interests of BG LLC. The members’ liability is limited to the amount of capital contributions they are required to make pursuant to BG LLC’s operating agreement.
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

The accompanying balance sheet as of December 31, 2007 and the unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2008 include the accounts of the Company and all of its majority-owned subsidiaries and are maintained in accordance with U.S. generally accepted accounting principles. The Reorganization, predicated on the transfer of shares of B&BB and VRCC for membership interests in BG LLC, represented a transaction between entities under common control and is accounted for in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at B&BB and VRCC’s historical cost basis. As a result of the Reorganization, B&BB and VRCC became majority owned subsidiaries of BG LLC which owns 100%, directly or indirectly, in each subsidiary operating Company. Because of this majority ownership, the financial statements are consolidated.
The acquisition of Glenn Teixeira’s interest was presented as of the date the exchange occurred on December 31, 2006. All significant intercompany balances and transactions have been eliminated.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
1.	Basis of Presentation and Background (continued)
Interim Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included and are of a normal recurring nature. Our results of operations tend to be seasonal in nature and operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
In April of 2008, the FASB issued FSP No. 142-3 (“FSP 142-3”) to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other guidance under U.S. GAAP. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP 142-3 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In May 2008, the FASB issued SFAS 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles”, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of the provisions of SFAS 162 is not anticipated to materially impact the Company’s financial position, results of operations or cash flows.
In October 2008 the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active, (“FSP 157-3”) to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
2.	Discontinued Operations
In October 2006, the Company moved forward with plans to dispose of the Palm’s Golf Course and Oasis Gun Club operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144,“Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company accounted for this endeavor as discontinued operations. At December 31, 2007 the Company determined that it no longer met the criteria to continue to classify the operations as discontinued. As such, previously presented financial data for the three and nine month periods ended September 30, 2007 have been re-characterized and presented as part of continuing operations.
The following table sets forth the operations for the three and nine months ended September 30, 2007 related to Oasis Recreational Properties, Inc’s assets previously shown as held for sale that have been included as part of continuing operations (in thousands):

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2007	September 30, 2007
Operating revenues	$164	$2,137
Operating expenses	559	2,148
Depreciation	45	135
Loss on sale and disposal of assets	3	3

Loss from discontinued operations	$(443)	$(149)

3.	Property and Equipment
Property and equipment consists of the following (in thousands):

	September 30, 2008	December 31, 2007

Land	$32,812	$32,812
Building	77,919	77,897
Land and leasehold improvements	18,110	17,940
Furniture and fixtures	84,396	83,922
Construction in progress	1,458	5,325

	214,695	217,896
Less: accumulated depreciation	(95,736)	(86,416)

Property and equipment, net	$118,959	$131,480

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
4.	Notes Receivable
Notes receivable consist of the following (in thousands):

	September 30, 2008	December 31, 2007

Vacation interval notes receivable	$578	$912
Allowance for possible credit losses	(144)	(225)

Total notes receivable	434	687
Less: current portion	(243)	(150)

Non-current notes receivable	$191	$537

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
5.	Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2008	December 31, 2007

Accrued management fees	$495	$863
Accrued taxes	768	1,072
Accrued insurance	1,426	1,212
Accrued slot program	4,197	4,299
Accrued wages, benefits and other personnel costs	3,197	2,043
Accrued interest	2,466	5,343
Accrued other	2,069	2,773

Total accrued liabilities	$14,618	$17,605

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
6.	Gaming Equipment Financing
Gaming equipment financing consists of the following (in thousands):

	September 30, 2008	December 31, 2007

Gaming equipment financing to purchase 478 games, no payments for one year and monthly payments of $251 for 24 months beginning February 2006	$—	$248
Gaming equipment financing to purchase 68 games, no payments for one year and monthly payments of $43 for 24 months beginning January 2006	—	43

Gaming equipment financing to purchase 70 games, no payments for one year and monthly payments of $39 for 24 months beginning March 2006	—	38
Gaming equipment financing to purchase 80 games, monthly payments of $27 for 36 months beginning April 2005	—	165
Gaming equipment financing to purchase 64 games, no payments for one year and monthly payments of $26 for 24 months beginning February 2006	—	52
Gaming equipment financing to purchase 38 games, monthly payments of $13 for 36 months beginning April 2005	—	37
Gaming equipment financing to purchase 55 games, no payments for one year and monthly payments of $16 for 24 months beginning January 2006	—	282
Gaming equipment financing, monthly payments of $3 for 36 months beginning January 2005	—	1
Gaming equipment financing to purchase 4 games, monthly payments of $1 for 36 months beginning April 2005	—	8
Gaming equipment financing to purchase 6 games, no payments for one year and monthly payments of $6 for 24 months beginning February 2007	11	36
Gaming equipment financing, monthly payments of $1 for 36 months beginning July 2006	9	18
Gaming equipment financing, no payments for 18 months and monthly payments of $1 for 36 months beginning July 2006	5	104
Gaming equipment financing, monthly payments of $1 for 36 months and beginning on July 2006	4	8
Gaming equipment financing, monthly payments of $27 for 9 months and beginning April 2008	84	—
Gaming equipment financing, monthly payments of $12 for 11 months and beginning February 2008	35	—
Gaming equipment financing, monthly payments of $38 for 11 months and beginning February 2008	112	—
Gaming equipment financing, monthly payments of $2 for 9 months beginning April 2008	21	—
Gaming equipment financing, monthly payments of $10 for 28 months beginning October 2008	256	—

	537	1,040
Less: current portion	(384)	(1,025)

Gaming equipment financing, long-term portion	$153	$15

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
7.	Long-term Debt
Long-term debt consists of the following (in thousands):

	September 30, 2008	December 31, 2007

Revolving credit facility totaling $15 million with Wells Fargo Foothill, due June 30, 2011, at a margin above prime or LIBOR, as defined; collateralized by substantially all assets of the Company as defined	$14,795	$9,500
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	125,000	125,000
12 3/4 % senior subordinated notes, non-cash interest will accrue at an annual rate of 12 3/4 % in the form of increased accreted value until January 15, 2009. Beginning July 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	63,685	58,047

	203,480	192,547
Less: current portion	(14,795)	(9,500)

Total long-term debt	$188,685	$183,047

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
Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, which is 3.5%, or the Base Rate, as defined, plus the Base Rate Margin, which is 2%. LIBOR was approximately 2.9% and prime was 5.0% at September 30, 2008. The Foothill Facility also contains certain financial and other covenants. These include a minimum trailing twelve-month Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $15 million for the Company and limitations on other indebtedness and capital expenditures, as defined.
On June 20, 2008, the Company entered into a Second Amendment (“Second Amendment”) to the Foothill Facility. The Second Amendment extended the maturity date of the Foothill Facility from December 20, 2008 to June 30, 2011. The Second Amendment reduced the Company’s allowable capital expenditures and modified the definition of EBITDA. The Company was not in compliance with covenants of maintaining a minimum trailing twelve-month EBITDA set by the Foothill Facility at September 30, 2008. As a result on November 3, 2008, the Company entered into a Forbearance, Consent and Third Amendment to Credit Agreement (“Forbearance Agreement”) with respect to the amended Foothill Facility.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
7.	Long-term Debt (continued)
The Forbearance Agreement amends the Foothill Facility and provides that the lender will forbear from exercising certain rights and remedies under the amended Foothill Facility and other loan documents as a result of the existing default described above, and modifies certain financial covenants, calculations and rates of the Foothill Facility through January 15, 2009 (“Forbearance Period”) or earlier upon the occurrence of one or more events of default. The Forbearance Agreement provides, among other things, for the following:
1.
The LIBOR Rate Margin has been increased to 5% from 3.50%, and the Base Rate Margin has been increased to 5% from 2%. Therefore, the interest rate premium payable in respect of loans available under the Credit Agreement has been increased accordingly;

2.	The minimum EBITDA covenant has been reduced from $15.0 million to $10.0 million for the September 2008 through December 2008 reporting periods;

3.	The Borrowing Base multiple has been increased from 1.0x to 1.5x from the execution of the Forbearance Agreement until January 15, 2009;

4.	The Company has been allowed to temporarily shut down a currently operating casino during the Forbearance Period
At September 30, 2008, $14.8 million was drawn under the Foothill Facility, such amounts have been classified as current liabilities in the accompanying balance sheet. Accordingly, the availability under the Foothill Facility at September 30, 2008 was limited to approximately $0.2 million. The outstanding balance on the Foothill Facility is a joint and several obligation of the Company. The Company is continuing its evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of its obligations or a sale of some or all of its businesses. The Company and its advisors are actively working toward one or more such transactions that would address the decline in operating results and enhance the capital structure. The Company cannot assure you that it will be successful in undertaking any such alternatives in the near term, including prior to the expiration of the Forbearance Period.
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
The indentures governing the Notes (the “Indentures”) contain certain customary financial and other covenants, which limit the Company’s ability to incur additional debt. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, as defined, on a pro-forma basis after the incurrence of the additional indebtedness is at least 2.00 to 1.00. As of September 30, 2008, the Company has a Consolidated Coverage Ratio that is less than 2.00 to 1.00 and accordingly has incurred no additional indebtedness as defined.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
7.	Long-term Debt (continued)
The Indentures also contain other covenants which limit the ability of the Issuers and Guarantors, as defined, to pay dividends, redeem stock, or make other distributions, make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined in the Indentures. There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries. The Issuers were in compliance with these covenants at September 30, 2008 and December 31, 2007.
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
Virgin River Foodmart, Inc., a Nevada corporation (“Foodmart”), is owned by former shareholders of VRCC. Participants in the Company’s slot club program are able to redeem their points for gasoline at the Foodmart. Foodmart charges the Company the retail amount of gas purchased with player points. Charges associated with the point redemption for gasoline at the Foodmart were $3,000, $18,000, $9,000 and $27,000 for the three and nine months ended September 30, 2008 and 2007, respectively.
Black & LoBello is a law firm managed by the daughter of Mr. Black. The Company retains Black & LoBello as outside legal counsel, and has incurred legal fees for legal services in the amount of $34,000, $78,000, $38,000 and $82,000 for the three and nine months ended September 30, 2008 and 2007, respectively.
Pursuant to the Indenture, Mr. Black is entitled to a management fee for his management of the Companies of up to 5% of EBITDA. The Company recognized expense of $68,000, $495,000, $216,000 and $799,000 during the three and nine months ended September 30, 2008 and 2007, respectively.
Gaming Research is a consulting firm that was retained to perform marketing research for the Company. The principal of Gaming Research is the father of the Company’s former chief operating officer. Gaming research received consulting fees of $0, $0, $44,000 and $133,000 for the three and nine months ended September 30, 2008 and 2007, respectively.
Resorts LLC provided management and other services to two related parties that manage and operate the home owners associations of the vacation intervals sold at the property. Included in the accompanying condensed consolidated balance sheet at September 30, 2008 and December 31, 2007, is a receivable for $270,000 and $327,000, respectively, related to amounts owed for those services.
During 2006, the Company entered into an agreement with Town Center Drive & 215, LLC to lease executive office space. The term of the lease is 84 months at a rate of approximately $11,508 a month. Mr. Black is the owner and manager of Town Center Drive & 215, LLC. The Company has expensed $41,000, $126,000, $34,000 and $45,000 during the three and nine months ended September 30, 2008 and 2007.

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
Because such indicators existed for the Company during the period ended June 30, 2008, the Company performed impairment testing on its goodwill. Factors deemed by the Company to be collectively an indicator that a goodwill impairment test was required include record high fuel prices, operating losses and a softening U.S. economy.
For purposes of testing the Company’s goodwill, the Company estimated its fair value using a valuation technique based on discounted cash flows to substantiate the results of its enterprise value. The discounted cash flow approach is dependent on a number of critical management assumptions including appropriate discount rates and other relevant assumptions.
Step One indicated the fair value of the Company was less than its carrying value. Consequently, to confirm the existence of and to measure the amount of any impairment, the Company was required to perform Step Two of the SFAS 142 goodwill impairment testing methodology. In Step Two of the impairment testing, the Company determined the implied fair value of its goodwill estimating the current fair value of all of its assets and liabilities, including any recognized and unrecognized intangible assets. As a result of the Step Two testing, the Company determined that goodwill was fully impaired and therefore recorded a $12.5 million impairment charge during the period ended June 30, 2008 to eliminate the carrying value of its goodwill. This impairment charge is classified within “Goodwill impairment” in the Company’s condensed consolidated statements of income.
10. Commitment and Contingencies
On March 27, 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that complimentary meals provided to employees and patrons are not subject to Nevada use tax. On April 15, 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court’s decision and in July 2008, the Court denied that motion for rehearing. Through June 2008, the Company paid use tax on these items and filed for refunds for the periods from July 2000 to June 2008. The amount subject to these refunds is approximately $1.8 million. As of September 30, 2008, the Company had not recorded a receivable related to this matter.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11. Supplemental Guarantor Condensed Consolidating Financial Statements
At September 30, 2008, BG LLC and all of the Issuers, and Issuers’ subsidiaries, each of which is directly or indirectly wholly-owned by BG LLC, are guarantors under the Foothill Facility and the Indentures, see Note 7. These guarantees are full, unconditional and joint and several. The following tables represent the condensed consolidating balance sheets of BG LLC (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of September 30, 2008 and December 31, 2007 and the related condensed consolidating statements of operations and cash flows for the three and nine months ended September 30, 2008 and 2007.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
As of September 30, 2008
BALANCE SHEET (unaudited)

Current Assets, including intercompany accounts	$4,652	$74,044	$—	$(59,218)	$19,478
Property and equipment, net	226	118,733	—	—	118,959
Other Intangibles	—	20,733	—	—	20,733

Other assets excluding intercompany accounts	—	110,315	—	(103,118)	7,197

Total Assets	$4,878	$323,825	$—	$(162,336)	$166,367

Current Liabilities, including intercompany accounts	$8,579	$83,266	$—	$(59,218)	$32,627
Long-term debt, less current portion	—	188,685	—	—	188,685

Gaming equipment financing, less current portion	—	153	—	—	153
Members’ (Deficit) Equity	(3,701)	51,721	—	(103,118)	(55,098)

Total Liabilities & Members’ (Deficit) Equity	$4,878	$323,825	$—	$(162,336)	$166,367

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
As of December 31, 2007
BALANCE SHEET

Current Assets, including intercompany accounts	$5,257	$43,001	$—	$(29,976)	$18,282
Property and equipment, net	420	131,060	—	—	131,480
Goodwill and Other Intangibles	—	35,828	—	—	35,828

Other assets excluding intercompany accounts	—	111,812	—	(103,118)	8,694

Total Assets	$5,677	$321,701	$—	$(133,094)	$194,284

Current Liabilities, including intercompany accounts	$8,077	$53,800	$—	$(29,976)	$31,901
Long-term debt, less current portion	—	183,047	—	—	183,047

Gaming equipment financing, less current portion	—	15	—	—	15
Members’ (Deficit) Equity	(2,400)	84,839	—	(103,118)	(20,679)

Total Liabilities & Members’ (Deficit) Equity	$5,677	$321,701	$—	$(133,094)	$194,284

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11. Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

For the three months ending September 30, 2008

STATEMENT OF OPERATIONS (unaudited)

Net Revenues	$—	$29,820	$—	$(1,575)	$28,245

Operating Expenses:
Casino	—	10,998	—	—	10,998
Food and beverage	—	4,415	—	—	4,415
Hotel	—	1,775	—	—	1,775
Other	—	2,265	—	—	2,265
General and administrative	333	10,975	—	(1,575)	9,733
Depreciation and amortization	12	4,099	—	—	4,111
Loss on disposal of assets	—	(6)	—	—	(6)
Impairment of long lived assets	—	—	—	—	—
Goodwill impairment	—	—	—	—	—

Operating loss	(345)	(4,701)	—	—	(5,046)

Other (Income) Expense:
Other Income	—	(315)	—	—	(315)
Interest expense, net	—	5,395	—	—	5,395

Net loss	$(345)	$(9,781)	$—	$—	$(10,126)

STATEMENT OF CASH FLOWS

Net cash used in operating activities	$—	$(4,042)	$—	$—	$(4,042)
Net cash used in investing activities	—	(128)	—	—	(128)
Net cash provided by financing activities	—	7,273	—	—	7,273

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11.	Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

For the nine months ending September 30, 2008

STATEMENT OF OPERATIONS (unaudited)

Net Revenues	$—	$107,506	$—	$(4,725)	$102,781

Operating Expenses:
Casino	—	33,023	—	—	33,023
Food and beverage	—	16,089	—	—	16,089
Hotel	—	5,630	—	—	5,630
Other	—	7,275	—	—	7,275
General and administrative	1,262	33,921	—	(4,725)	30,458
Depreciation and amortization	37	12,497	—	—	12,534
Loss on disposal of assets	—	198	—	—	198
Impairment of long lived assets	—	3,833	—	—	3,833
Goodwill impairment	—	12,497	—	—	12,497

Operating loss	(1,299)	(17,457)	—	—	(18,756)

Other (Income) Expense:
Other Income	—	(315)	—	—	(315)
Interest expense, net	2	15,976	—	—	15,978

Net loss	$(1,301)	$(33,118)	$—	$—	$(34,419)

STATEMENT OF CASH FLOWS

Net cash provided by (used in) operating activities	$12	$(519)	$—	$—	$(507)
Net cash used in investing activities	(12)	(485)	—	—	(497)
Net cash provided by financing activities	—	2,747	—	—	2,747

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

For the three months ending September 30, 2007

STATEMENT OF OPERATIONS (unaudited)

Net Revenues	$—	$38,537	$—	$(1,575)	$36,962

Operating Expenses:
Casino	—	13,685	—	—	13,685
Food and beverage	—	4,977	—	—	4,977
Hotel	—	1,609	—	—	1,609
Other	—	2,301	—	—	2,301
General and administrative	715	13,997	—	(1,575)	13,137
Depreciation and amortization	5	4,002	—	—	4,007
Loss on disposal of assets	—	5	—	—	5

Operating (loss) income	(720)	(2,039)	—	—	(2,759)

Other Expense:
Interest expense, net	—	5,178	—	—	5,178

Net loss	$(720)	$(7,217)	$—	$—	$(7,937)

STATEMENT OF CASH FLOWS

Net cash (used in) provided by operating activities	$(36)	$1,056	$—	$—	$1,020
Net cash provided by (used in) investing activities	36	(6,120)	—	—	(6,084)
Net cash provided by financing activities	—	3,947	—	—	3,947

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

For the nine months ended September 30, 2007

STATEMENT OF OPERATIONS (unaudited)

Net Revenues	$—	$130,009	$—	$(4,725)	$125,284
Operating Expenses:
Casino	—	40,668	—	—	40,668
Food and beverage	—	16,798	—	—	16,798
Hotel	—	4,808	—	—	4,808
Other	—	9,092	—	—	9,092
General and administrative	2,010	40,891	—	(4,725)	38,176
Depreciation and amortization	13	12,353	—	—	12,366
Loss on disposal of assets	—	103	—	—	103

Operating (loss) income	(2,023)	5,296	—	—	3,273

Other Expense:
Interest expense, net	—	15,394	—	—	15,394

Net loss	$(2,023)	$(10,098)	$—	$—	$(12,121)

STATEMENT OF CASH FLOWS

Net cash provided by operating activities	$134	$8,616	$—	$—	$8,750
Net cash used in investing activities	(134)	(13,324)	—	—	(13,458)
Net cash provided by financing activities	—	4,086	—	—	4,086

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
Our results of operations tend to be seasonal in nature. During the year ended December 31, 2007, approximately 38% of our operating income (less depreciation and amortization and other non-cash items) was generated in the first quarter and approximately 35% was generated in the second quarter with the remainder being generated during the final half of the year. Additionally, we believe that our operations have been adversely impacted by the general economic weakness in Nevada and neighboring states where many of our customers reside and by rising gasoline costs.
Financial Highlights of Black Gaming, LLC and Subsidiaries
As illustrated by the selected financial results below, our operating results have materially declined in 2008. While commenting on specific line items of our results of operations and certain key balance sheet items in the sections below, the current economic environment has impacted virtually every aspect of our business.
The residential real estate market in Las Vegas and Clark County, Nevada and the U.S. has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations, increasing residential mortgage foreclosures and precipitating more generalized credit market dislocations and significant contraction in available liquidity globally. The general commercial market and gaming industry in Nevada has also shown significant signs of economic slowdown. These factors, combined with significantly higher oil and gasoline prices for much of the year, declining business and consumer confidence and increased unemployment, have precipitated an economic slow down and probable recession. Further declines in real estate values in Las Vegas and Clark County, Nevada and the U.S. or elsewhere and continuing credit and liquidity concerns could have an adverse affect on our results of operations. The broader economic slowdown being experienced in Nevada and the region will likely adversely impact discretionary spending for leisure and other recreational activities, such as gaming and resort services offered by our resorts. Markets with which we compete, such as hotel-casino resorts in Las Vegas and elsewhere, are offering discounted room and other packages in an effort to attract customers, including customers who traditionally might have come to our resorts. Because our hotel-casino resorts are heavily dependent on the drive-in market, especially leisure travelers traveling on Interstate 15 and Las Vegas area residents, the factors identified above have had and will continue to have an impact on our business. We believe that the operating results discussed below reflect the impact of such macroeconomic factors on our business, and, in the short-term, we do not anticipate the macroeconomic conditions to improve. As a result, we anticipate continuing pressure on our operating results.

For the three and nine months ended September 30, 2008 and 2007 (unaudited) (in thousands)

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2008	2007	Change	2008	2007	Change

Casino revenues	$18,023	$24,940	(27.7%)	$63,605	$81,673	(22.1%)
Casino expenses	10,998	13,685	(19.6%)	33,023	40,668	(18.8%)
Profit margin	39.0%	45.1%	—	48.1%	50.2%	—

Food and beverage revenues	$7,048	$9,746	(27.7%)	$25,055	$31,497	(20.5%)
Food and beverage expenses	4,415	4,977	(11.3%)	16,089	16,798	(4.2%)
Profit margin	37.4%	48.9%	—	35.8%	46.7%	—

Hotel revenues	$6,574	$7,226	(9.0%)	$22,618	$27,028	(16.3%)
Hotel expenses	1,775	1,609	10.3%	5,630	4,808	17.1%
Profit margin	73.0%	77.7%	—	75.1%	82.2%	—

Other revenues	$2,857	$4,123	(30.7%)	$13,116	$15,363	(14.6%)
Other expenses	2,265	2,301	(1.6%)	7,275	9,092	(20.0%)

Promotional allowances	$6,257	$9,073	(31.0%)	$21,613	$30,277	(28.6%)
Percent of gross revenues	18.1%	19.7%	—	17.4%	19.5%	—

General and administrative expenses	$9,733	$13,137	(25.9%)	$30,458	$38,176	(20.2%)
Percent of net revenues	34.5%	35.5%	—	29.6%	30.5%	—
Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007
Consolidated Net Revenues. Consolidated net revenues decreased by 23.6% to $28.2 million for the three months ended September 30, 2008 as compared to $37.0 million for the three months ended September 30, 2007. The decrease was primarily due to a $6.9 million decrease in casino revenues, a $2.7 million decrease in food and beverage revenues, a $0.7 million decrease in hotel revenues and a $1.3 million decrease in other revenues offset by a $2.8 million decrease in promotional allowances.
Consolidated net revenues decreased by 18.0% to $102.8 million for the nine months ended September 30, 2008 as compared to $125.3 million for the nine months ended September 30, 2007. The decrease was primarily due to an $18.1 million decrease in casino revenues, a $6.4 million decrease in food and beverage revenues, a $4.4 million decrease in hotel revenues and a $2.3 million decrease in other revenues offset by an $8.7 million decrease in promotional allowances.
Consolidated Operating Income. Consolidated operating income decreased to a $5.0 million loss for the three months ended September 30, 2008 as compared to $2.8 million loss for the three months ended September 30, 2007. In addition, our operating margin decreased to (17.9%) of net revenues for the three months ended September 30, 2008 as compared to (7.5%) of net revenues for the three months ended September 30, 2007. The main reasons for the decrease in operating income were primarily a decrease in consolidated net revenues of $8.7 million, a $0.2 million increase in hotel expenses offset by a $2.7 million decrease in casino expenses, a $0.6 million reduction in food and beverage expenses and a $3.4 million decrease in general and administrative expenses for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Consolidated operating income decreased to an $18.8 million loss for the nine months ended September 30, 2008 as compared to operating income of $3.3 million for the nine months ended September 30, 2007. In addition, our operating income margin decreased to (18.2%) of net revenues for the nine months ended September 30, 2008 as compared to an operating income margin of 2.6% of net revenues for the nine months ended September 30, 2007.  The main reasons for the decrease in operating income were primarily a decrease in consolidated net revenues of $22.5 million, a $0.8 million increase in hotel expenses, a $0.2 million increase in depreciation and amortization expenses and a $16.3 million impairment charge offset by a $7.6 million reduction in casino expenses, a $0.7 million decrease in food and beverage expenses, a $1.8 million decrease in other expenses and a $7.7 million decrease in general and administrative expenses for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.
Casino. Casino revenues decreased 27.7% to $18.0 million for the three months ended September 30, 2008 as compared to $25.0 million for the three months ended September 30, 2007. The decrease in casino revenues was due to a decrease in slot revenues of $5.9 million between periods, a decrease of $0.5 million in table games revenues and a decrease in other gaming revenues of $0.4 million, as compared to the same period in the prior year. Casino profit margin decreased to 39.0% for the three months ended September 30, 2008 as compared to 45.1% for the three months ended September 30, 2007. Casino expenses decreased 19.6% to $11.0 million for the three months ended September 30, 2008 as compared to $13.7 million for the three months ended September 30, 2007. The decrease in casino expenses was mostly attributable to decreased advertising and promotional expenses in addition to decreased taxes and license fees which dropped due to reduced gaming revenues.
Casino revenues decreased 22.1% to $63.6 million for the nine months ended September 30, 2008 as compared to $81.7 million for the nine months ended September 30, 2007. The decrease in casino revenues was due to a $15.6 million decrease in slot revenues, a decrease of $1.5 million in table games revenues and a $0.9 million decrease in other gaming revenues. Casino profit margin decreased to 48.1% for the nine months ended September 30, 2008 as compared to 50.2% for nine months ended September 30, 2007.  Casino expenses decreased 18.8% to $33.0 million for the nine months ended September 30, 2008 as compared to $40.7 million for the nine months ended September 30, 2007. The decrease in casino expenses was mostly attributable to decreased advertising and promotional expenses as we changed our marketing efforts in order to better target our casino guests, and due to decreased taxes and license fees which dropped due to decreased gaming revenues.
Food and Beverage. Food and beverage revenues decreased by 27.7% to $7.0 million for the three months ended September 30, 2008 as compared to $9.7 million for the three months ended September 30, 2007. Revenues decreased due to the effect of reduced pricing in all of our outlets. Food and beverage expenses decreased by 11.3% to $4.4 million for the three months ended September 30, 2008 as compared to $5.0 million for the three months ended September 30, 2007. The decrease in food and beverage expenses was mainly attributable to a reduction in salaries and benefits and a reduction in direct food costs. Food and beverage profit margin decreased to 37.4% for the three months ended September 30, 2008 as compared to 48.9% for the three months ended September 30, 2007.  The decrease in food and beverage profit margin is primarily due to the effects of reduced pricing in all our outlets.
Food and beverage revenues decreased by 20.5% to $25.1 million for the nine months ended September 30, 2008 as compared to $31.5 million for the nine months ended September 30, 2007. Revenues decreased due to the effect of reduced pricing in all of our outlets.  Food and beverage expenses decreased slightly to $16.1 million for the nine months ended September 30, 2008 as compared to $16.8 million for the nine months ended September 30, 2007.  The decrease in food and beverage expenses was mainly due to a reduction in salaries and benefits and a reduction in direct food costs.  Food and beverage profit margin decreased to 35.8% for the nine months ended September 30, 2008 as compared to 46.7% for the nine months ended September 30, 2007.  The decrease in food and beverage profit margin is primarily due to the effect of reduced pricing.
Hotel. Hotel revenues decreased by 9.0% to $6.6 million for the three months ended September 30, 2008 as compared to $7.2 million for the three months ended September 30, 2007. The decrease in revenues was due primarily to lower average daily room rates on similar occupancy as in the prior period. Hotel expenses increased 10.3% to $1.8 million for the three months ended September 30, 2008 compared to $1.6 million for the three months ended September 30, 2007 primarily due to increases in temporary labor expenditures related to foreign temporary help. Hotel profit margin decreased to 73.0% for the three months ended September 30, 2008 from 77.7% in the prior three month period ended September 30, 2007.

Hotel revenues decreased 16.3% to $22.6 million for the nine months ended September 30, 2008 as compared to $27.0 million for the nine months ended September 30, 2007. Hotel revenues decreased primarily due to decreases in average daily room rates on similar occupancy as in the prior period.  Hotel expenses increased 17.1% to $5.6 million for the nine months ended September 30, 2008 compared to $4.8 million for the nine months ended September 30, 2007 primarily due to increases in temporary labor expenditures related to foreign temporary help.  Hotel profit margin decreased to 75.1% for the nine months ended September 30, 2008 from 82.2% in the prior nine month period ended September 30, 2007.
Other Revenues. Other revenues decreased 30.7% to $2.9 million for the three months ended September 30, 2008 as compared to $4.1 million for the three months ended September 30, 2007. The decrease in other revenues was due mainly to a decrease in concert and showroom event revenues as a result of reduced event scheduling and a reduction in spa revenues. Other expenses remained flat at $2.3 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.
Other revenues decreased 14.6% to $13.1 million for the nine months ended September 30, 2008 as compared to $15.4 million for the nine months ended September 30, 2007 due mainly to a decrease in concert and show room event revenues as a result of reduced event scheduling and a reduction in spa revenues. Other expenses decreased 20.0% to $7.3 million for the nine months ended September 30, 2008 as compared to $9.1 million for the nine months ended September 30, 2007 due to a decrease in costs associated with concert and showroom events and reduced salaries and benefits.
Promotional Allowances. Promotional allowances decreased by 31.0% to $6.3 million for the three months ended September 30, 2008 as compared to $9.1 million for the three months ended September 30, 2007. As a percent of gross revenues, promotional allowances decreased to 18.1% for the three months ended September 30, 2008 as compared to 19.7% for the three months ended September 30, 2007 due to a reduction in general promotions attributable to servicing casino guests.
Promotional allowances decreased by 28.6% to $21.6 million for the nine months ended September 30, 2008 as compared to $30.3 million for the nine months ended September 30, 2007. As a percent of gross revenues, promotional allowances decreased to 17.4% for the nine months ended September 30, 2008 as compared to 19.5% for the nine months ended September 30, 2007 due to a reduction in general promotions attributable to servicing casino guests.
General and Administrative (“G&A”). G&A expenses decreased by 25.9% to $9.7 million for the three months ended September 30, 2008 as compared to $13.1 million for the three months ended September 30, 2007. As a percent of net revenues, G&A expenses decreased slightly to 34.5% of net revenues for the three months ended September 30, 2008 as compared to 35.5% of net revenues for the three months ended September 30, 2007. G&A expenses decreased primarily due to a reduction in salaries and benefits as a result of staff reductions and a decrease in legal and other professional fees.
G&A expenses decreased by 20.2% to $30.5 million for the nine months ended September 30, 2008 as compared to $38.2 million for the nine months ended September 30, 2007. As a percent of net revenues, G&A expenses decreased to 29.6% of net revenues for the nine months ended September 30, 2008 as compared to 30.5% of net revenues for the nine months ended September 30, 2007. G&A expenses decreased primarily due to a reduction in salaries and benefits as a result of staff reductions, a decrease in employee bonuses and rewards, a reduction in supplies, repairs and maintenance expenditures, a reduction in taxes and licenses and legal and other professional fees.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat at $4.1 million for the three months ended September 30, 2008 compared to $4.0 million for the three months ended September 30, 2007.
Depreciation and amortization expense remained relatively flat at $12.5 million for the nine months ended September 30, 2008 as compared to $12.4 million for the nine months ended September 30, 2007.
Interest Expense. Interest expense increased to $5.4 million for the three months ended September 30, 2008 as compared to $5.2 million for the three months ended September 30, 2007. The increase was due to an increase in the amount of outstanding debt.
Interest expense increased to $16.0 million for the nine months ended September 30, 2008 as compared to $15.4 million for the nine months ended September 30, 2007. The increase was due to an increase in the amount of outstanding debt.
Liquidity and Capital Resources
Cash Flows and Credit Facility
Our primary sources of liquidity and capital resources have been cash flow from operations and our credit facility with Wells Fargo Foothill (the “Foothill Facility”). As of September 30, 2008 and December 31, 2007, cash and cash equivalents were $11.2 million and $9.5 million, respectively. Additionally, the Foothill Facility is substantially fully drawn as only approximately $0.2 million was available under the Foothill Facility at September 30, 2008.
Operating Activities
Cash used in operating activities for the nine months ended September 30, 2008 was $0.5 million compared to cash provided by operating activities of $8.7 million for the nine months ended September 30, 2007. The $9.2 million decrease was primarily due to a $5.4 million decrease in operating income (excluding depreciation and amortization expense and other non-cash charges) in addition to changes in operating assets and liabilities of ($4.4) million during the nine month period ended September 30, 2008 compared to the same period in the prior year.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2008 was $0.5 million compared to $13.5 million for the nine months ended September 30, 2007. The majority of cash used for the period ended September 30, 2008 was related to small scale additions. The majority of cash used for the period ended September 30, 2007 was related to the Virgin River casino floor renovations, Casablanca buffet remodel and other exterior hotel improvements, Oasis room remodels and purchases related to the Casablanca Event Center and our temporary concert space.

Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2008 was $2.7 million compared to $4.1 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, $1.6 million related to payments on gaming equipment financing, $8.7 million related to payments of long term debt, $0.2 million related to payments of financing costs related to the renewal of the Foothill Facility and $0.8 million decrease in bank overdrafts. These financing outflows were offset by $14.0 million of borrowings on the Foothill Facility. For the nine months ended September 30, 2007, $1.0 million represented a decrease in the bank overdraft balance, $3.6 million related to payments on gaming equipment financing and $6.0 million related to payments of long term debt.  These financing outflows were offset by $15.5 million of borrowings on the Foothill Facility.
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
The Second Amendment extended the Maturity Date of the Credit Agreement from December 21, 2008 to June 30, 2011. The Second Amendment also reduced the Company’s allowable Capital Expenditures from $19,000,000 to $8,000,000 in fiscal year 2008 and set the Company’s allowable Capital Expenditures at $8,000,000 in fiscal years 2009, 2010 and 2011. The Second Amendment also modified the definition of “EBITDA.” We were not in compliance with covenants of maintaining a minimum trailing twelve-month EBITDA set by the Foothill Facility at September 30, 2008. As a result on November 3, 2008, we entered into a Forbearance, Consent and Third Amendment to Credit Agreement (“Forbearance Agreement”) with respect to the amended Foothill Facility.
The Forbearance Agreement amends the Credit Agreement and provides that the lender will forbear from exercising certain rights and remedies under the Credit Agreement and other loan documents as a result of the existing default described above, and modifies certain financial covenants, calculations and rates of the Credit Agreement through January 15, 2009 (“Forbearance Period”) or earlier upon the occurrence of one or more events of default. The Forbearance Agreement provides, among other things, for the following:
1.
The LIBOR Rate Margin has been increased to 5% from 3.50%, and the Base Rate Margin has been increased to 5% from 2%. Therefore, the interest rate premium payable in respect of loans available under the Credit Agreement has been increased accordingly;

2.	The minimum EBITDA covenant has been reduced from $15.0 million to $10.0 million for the September 2008 through December 2008 reporting periods;

3.	The Borrowing Base multiple has been increased from 1.0x to 1.5x from the execution of the Forbearance Agreement until January 15, 2009;

4.
The Company has been allowed to temporarily shut down a currently operating casino during the Forbearance Period. (While the Company is considering a variety of alternatives as discussed elsewhere herein, no decision has been made whether to temporarily close one of its casinos.)

At September 30, 2008, $14.8 million was drawn under the Foothill Facility.  Accordingly, the availability under the Foothill Facility at September 30, 2008 was limited to approximately $0.2 million. The outstanding balance on the Foothill Facility is a joint and several obligation of the Company.

We are continuing our evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of our obligations or a sale of some or all of our businesses.  We and our advisors are actively working toward one or more such transactions that would address the decline in operating results and enhance our capital structure.  We cannot assure you that we will be successful in undertaking any such alternatives in the near term, including prior to the expiration of the Forbearance Period.
Other Liquidity Matters
Our liquidity has been adversely impacted by a number of factors, including those summarized under “Financial Highlights of Black Gaming and Subsidiaries” above.
At September 30, 2008 we had approximately $11.2 million in cash and equivalents. Based upon our anticipated operations, we believe that cash on hand and operating cashflows will be adequate to meet our anticipated working capital requirements, capital expenditures and scheduled payments of interest on our outstanding indebtedness for at least the remainder of 2008. We anticipate, however, that we will require additional funds to meet operations, capital expenditures and scheduled payments on our outstanding indebtedness for 2009. Scheduled interest payments are approximately $5.6 million due on our senior secured notes in January 2009 and approximately $9.8 million due on our senior secured and senior subordinated notes in July 2009. This represents an increase in interest payments over 2008 of approximately $4.2 million. We are continuing our evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of our obligations or a sale of some or all of our businesses.  We and our advisors are actively working toward one or more such transactions that would address the decline in operating results and our capital structure, including our outstanding indebtedness. We cannot assure you that we will be successful in undertaking any such alternatives in the near term. In the event we can not raise additional funds or operations continue to decline, we may be unable to satisfy our obligations as they become due. This could result in the declaration of defaults under the Foothill Facility, the senior and subordinated notes or any combination of such debt instruments and certain adversarial actions, including foreclosure on our assets, or other actions that may ultimately result in our inability to continue as a going concern.
Should the current economic conditions and operational declines continue, we may need to request further amendments and/or waivers to certain financial covenants in the Foothill Facility.  Although we expect we will be able to meet our financial covenant requirements or will be able to negotiate such further amendments and/or waivers to our Foothill Facility, there can be no assurance that we will be successful in doing so.  Failure to meet our financial covenant requirements or failure to obtain further amendments and/or waivers to the financial covenants may result in the occurrence of an event of default under the Foothill Facility and could trigger a cross-default under our senior secured notes and our senior subordinated notes. Upon the occurrence of an event of default, the lenders under our Foothill Facility would have the ability to accelerate all amounts outstanding under the credit agreement, cease advancing money or extending us credit, terminate our credit agreement and cause us to immediately file such applications necessary for transfer of ownership and control or seek other remedies, which could also adversely affect our ability to repay indebtedness, including making the required interest payments under our senior secured notes and our senior subordinated notes.
At September 30, 2008, our debt included approximately $125 million of our 9% senior secured notes, approximately $63.7 million of our 12 3/4 % senior subordinated notes and approximately $14.8 million related to our Foothill Facility.  After giving effect to indebtedness under our senior secured and senior subordinated notes and borrowings under our Foothill Facility, our total debt is approximately $203.5 million.

Our ability to service our debt will be dependent on our future performance and the availability of amendments to or refinancing sources for our outstanding indebtedness, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.
Critical Accounting Policies for Black Gaming, LLC
A description of our critical accounting policies can be found in Item 7 of our Form 10-K for the year ended December 31, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The following table provides information about our long-term debt at September 30, 2008 (in thousands):

	Maturity	Face	Carrying	Estimated
	Date	Amount	Value	Fair Value

Senior secured credit facility at an average interest rate of 6.93%	June 2011	$15,000	$14,795	$14,795
9% senior secured notes	January 2012	125,000	125,000	84,538
12 3/4% senior subordinated notes	January 2013	66,000	63,685	26,320

Total		$206,000	$203,480	$125,653

We are also exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace, and do not utilize derivative financial instruments for trading purposes. We currently do not enter into rate swap agreements.
The following table provides information about our financial instruments that are sensitive to changes in interest rates (dollars in thousands):

	Current Portion as of September 30,
	2008	2009	2010	2011	2012	Thereafter	Total

Long-term debt (including current portion):
Fixed-rate	$—	$—	$—	$125,000	$66,000	$—	$191,000
Average interest rate	10.27%	10.30%	10.30%	10.30%	12.48%	12.75%	10.48%
Variable-rate	$14,795	$—	$—	$—	$—	$—	$14,795
Average interest rate	6.93%	—	—	—	—	—	6.93%
The gaming equipment financing are agreements that because of their long-term nature we impute interest expense for accounting purposes. Contractually these agreements carry no interest, therefore we believe that there is no exposure to interest rate risk and therefore have excluded those contracts from the presentation above.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls
We evaluated the effectiveness of our disclosure controls and procedures as of and for the three months ended September 30, 2008. This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer.

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
Conclusions
Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008, and has concluded that they were not effective based on the need to file a Form 10-Q/A on August 25, 2008 to reflect certain draws under our Foothill Facility.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. The following information represents material changes to those risk factors during the nine months ended September 30, 2008.
Risks Related to Our Business
Recent Economic Developments — The economic slow down and probable recession have had an adverse impact on our business.
The residential real estate market in Las Vegas and Clark County, Nevada and the U.S. has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations, increasing residential mortgage foreclosures and precipitating more generalized credit market dislocations and significant contraction in available liquidity globally. The general commercial market and gaming industry in Nevada has also shown significant signs of economic slowdown. These factors, combined with significantly higher oil and gasoline prices for much of the year, declining business and consumer confidence and increased unemployment, have precipitated an economic slow down and probable recession. Further declines in real estate values in Las Vegas and Clark County, Nevada and the U.S. or elsewhere and continuing credit and liquidity concerns could have an adverse affect on our results of operations. The broader economic slowdown being experienced in Nevada and the region will likely adversely impact discretionary spending for leisure and other recreational activities, such as gaming and resort services offered by our resorts. Markets with which we compete, such as hotel-casino resorts in Las Vegas and elsewhere, are offering discounted room and other packages in an effort to attract customers, including customers who traditionally might have come to our resorts. Because our hotel-casino resorts are heavily dependent on the drive-in market, especially leisure travelers traveling on Interstate 15 and Las Vegas area residents, the factors identified above have had and will continue to have an impact on our business. We believe that the operating results discussed above reflect the impact of such macroeconomic factors on our business, and, in the short-term, we do not anticipate the macroeconomic conditions to improve. As a result, we anticipate continuing pressure on our operating results.
Risks Related to the Notes and the Foothill Facility
At September 30, 2008 we had approximately $11.2 million in cash and equivalents.  Based upon our anticipated future operations, we believe that cash on hand and operating cashflows will be adequate to meet our anticipated working capital requirements for existing operations, capital expenditures for existing operations and scheduled payments of interest on our outstanding indebtedness for at least the remainder of 2008. We anticipate, however, that we will require additional funds to meet operations, capital expenditures and scheduled payments on our outstanding indebtedness for 2009.  Scheduled interest payments are approximately $5.6 million due on our senior secured notes in January 2009 and approximately $9.8 million due on our senior secured and senior subordinated notes in July 2009. This represents an increase in interest payments over 2008 of approximately $4.2 million. We are continuing our evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of our obligations or a sale of some or all of our businesses.  We and our advisors are actively working toward one or more such transactions that would address the decline in operating results and our capital structure, including our outstanding indebtedness. We cannot assure you that we will be successful in undertaking any such alternatives in the near term. In the event we can not raise additional funds or operations continue to decline, we may be unable to satisfy our obligations as they become due. This could result in the declaration of defaults under the Foothill Facility, the senior and subordinated notes or any combination of such debt instruments and certain adversarial actions, including foreclosure on our assets, or other actions that may ultimately result in our inability to continue as a going concern.

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
At September 30, 2008, our debt included approximately $125 million of our 9% senior secured notes and approximately $63.7 million of our 12 3/4 % senior subordinated notes and approximately $14.8 million related to our Foothill Facility.  After giving effect to indebtedness under our senior secured and senior subordinated notes and borrowings under our Foothill Facility, our total debt is approximately $203.5 million.
Our ability to service our debt will be dependent on our future performance and the availability of amendments to or refinancing sources for our outstanding indebtedness, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
As disclosed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments for Black Gaming, LLC”, we were not in compliance with covenants of maintaining a minimum trailing twelve-month EBITDA of $15 million set by our Foothill Facility at September 30, 2008. As a result on November 3, 2008, we entered into a Forbearance, Consent and Third Amendment to Credit Agreement (“Forbearance Agreement”). The material terms of the Forbearance Agreement are described below in Part II, Item 5 “Other Information”.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
On November 3, 2008, Black Gaming, LLC and its direct and indirect wholly owned subsidiaries, Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., Casablanca Resorts, LLC, Oasis Interval Ownership, LLC, Oasis Interval Management, LLC, Oasis Recreational Properties, Inc., and R. Black, Inc. (collectively, the “Company”) entered into the Forbearance Agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”). The Forbearance Agreement amends certain terms of the Credit Agreement between the Company and Wells Fargo dated December 20, 2004, as amended (the “Credit Agreement”).

Pursuant to the Forbearance Agreement, Wells Fargo agreed to forbear from enforcing its rights under the Credit Agreement that arise because of certain potential and anticipated events of default by the Company under the Credit Agreement during the Forbearance Period, as defined in the Forbearance Agreement. Upon the expiration of the Forbearance Period, the forbearance shall terminate and Wells Fargo shall have the right to exercise any and all rights and remedies under the Credit Agreement.
Pursuant to the Forbearance Agreement, Wells Fargo also consented to the potential suspension of casino operations at one of the Company’s casino properties during the Forbearance Period. While the Company is considering a variety of alternatives as discussed elsewhere herein, no decision has been made whether to temporarily close one of its casinos. The Forbearance Agreement also amends the Credit Agreement to add the new definitions of Federal Funds Rate, Forbearance and Third Amendment Closing Date and Forbearance Period. The Forbearance Agreement also amends the definition of Base Rate in the Credit Agreement, increases the Base Rate Margin from 2 percentage points to 5 percentage points, makes certain changes to the definition of Borrowing Base applicable during the Forbearance Period, and increases the LIBOR Rate Margin from 3.50 percentage points to 5 percentage points.
The Forbearance Agreement also reduces the Company’s EBITDA requirement during the Forbearance Period from $15 million to $10 million for the 12-month periods ending September 30 and December 31, 2008. In connection with the Forbearance Agreement, the Company agreed to pay Wells Fargo a forbearance fee of $75,000. Except as modified by the Forbearance Agreement, the terms of the Credit Agreement remain in full force and effect in accordance with their respective terms.
The foregoing summary of the Forbearance Agreement is qualified in its entirety by reference to the complete text of the Forbearance Agreement, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.
Item 6. Exhibits.

10.1
Forbearance, Consent and Third Amendment to Credit Agreement dated November 3, 2008, by and among Black Gaming, LLC, B & B B, Inc., Virgin River Casino Corporation, RBG, LLC, Casablanca Resorts, LLC, Oasis Interval Management, LLC, Oasis Interval Ownership, LLC, Oasis Recreational Properties, Inc., R. Black, Inc., Wells Fargo Foothill, Inc. as the arranger and administrative agent and the other lending parties thereto

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

BLACK GAMING, LLC

By:	/s/ Sean P. McKay	November 7, 2008

Sean P. McKay
Chief Accounting Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1
Forbearance, Consent and Third Amendment to Credit Agreement dated November 3, 2008, by and among Black Gaming, LLC, B & B B, Inc., Virgin River Casino Corporation, RBG, LLC, Casablanca Resorts, LLC, Oasis Interval Management, LLC, Oasis Interval Ownership, LLC, Oasis Recreational Properties, Inc., R. Black, Inc., Wells Fargo Foothill, Inc. as the arranger and administrative agent and the other lending parties thereto

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