Form 10-K
period 2008-12-31
BLACK GAMING, LLC; B & B B, Inc.; RBG, LLC
filed 2009-03-31
CIK 1319842, 1319855, 1319845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-123179
BLACK GAMING, LLC
(Exact name of registrant as specified in its charter)

Nevada	20-8160036

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10777 West Twain Ave., Las Vegas, Nevada 89135
(Address and telephone number of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (702) 318-6888
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None.
Securities registered pursuant to Section 12(g) of the Act:
None.
(Title of each class)
(Title of each class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
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
The Company
Black Gaming, LLC was organized as a limited-liability company in Nevada on August 4, 2006 in anticipation of modifying the organizational structure of B & B B, Inc. and Virgin River Casino Corporation through a holding company reorganization (“Reorganization”). The Reorganization, which included a transfer of B & B B, Inc. and Virgin River Casino Corporation shares for membership interests in Black Gaming, LLC, was completed on December 31, 2006.
We own and operate the CasaBlanca Hotel & Casino, or the CasaBlanca, the Oasis Hotel & Casino, or the Oasis, and the Virgin River Hotel & Casino, or the Virgin River, in Mesquite, Nevada, which is located approximately 80 miles north of Las Vegas, Nevada. In addition, we own the Virgin River Convention Center (formally known as the Mesquite Star Hotel and Casino), also in Mesquite, Nevada, which is currently used as a special events facility and for overflow hotel traffic from our other properties. The websites for Black Gaming, LLC, the CasaBlanca, the Oasis and the Virgin River properties are www.blackgaming.com, www.cassablancaresort.com, www.oasisresort.com and www.virginriver.com, respectively. We do not have a website for the Virgin River Convention Center.
We own three of the four casino hotels operating in Mesquite maintaining a gaming market share of approximately 60%. Previous to December 5, 2008 we had full scale operations at the Oasis. Due to deterioration of economic conditions, we temporarily suspended portions of the Oasis operations on that date. See “Item 8. Financial Statements and Supplementary Data — Black Gaming, LLC and Subsidiaries Consolidated Financial Statements, Footnote 11-Impairment of Long Lived Assets, Goodwill and Intangibles”.

As of March 31, 2009, our operating properties collectively feature approximately 1,500 slot machines, 40 table games, 2,100 hotel rooms, of which the Oasis currently represents approximately 900 rooms utilized for overflow needs, 97 timeshare units and offer extensive amenities including championship golf courses, a full service spa, a bowling center, both gourmet and casual restaurants, and banquet and conference facilities.
Casino Properties
CasaBlanca Hotel & Casino. The CasaBlanca is a full service entertainment and resort destination located off of exit 120 on Interstate 15. The CasaBlanca targets middle market guests looking for a high-quality gaming experience in a full service resort environment and a value alternative to Las Vegas. The CasaBlanca offers approximately 480 tower rooms (includes 24 suites with Jacuzzi tubs) and 24 timeshare units. The approximately 27,000 square foot casino offers 710 video poker and slot machines, 24 table games, a full service race and sports book, lounge entertainment and dancing. The CasaBlanca offers various resort and entertainment amenities, including championship golf, a full service spa, tennis courts, a lagoon swimming pool with a waterfall and slide, a hot tub, a sand volleyball court and an arcade. In addition, the CasaBlanca offers a 320-seat buffet restaurant, a 180-seat 24-hour café, a 136-seat fine dining restaurant, an ice cream parlor, a Starbucks® coffee outlet, a gift shop, a 10,000 square foot banquet and conference facilities and a 500 seat showroom. The CasaBlanca is situated on an approximately 43-acre site, containing a parking lot with a capacity for approximately 1,940 cars as well as a 45-unit full service R.V. park. Approximately one mile from the casino hotel, situated on a 221-acre site, is the CasaBlanca Golf Club featuring an 18-hole, 7,011 yard championship course designed by Cal Olson. We lease the land on which the golf club is located pursuant to a 99-year lease that expires in June 2094. We also own approximately 34 acres of unimproved land near the golf club. For the twelve months ended December 31, 2008, the average daily room rate was approximately $63 and the overall occupancy rate was 89%.
Oasis Hotel & Casino. The Oasis is a full service entertainment and resort destination located off of exit 120 on Interstate 15 across Mesquite Boulevard from the CasaBlanca. As of December 5, 2008 operations at the Oasis were significantly reduced on a temporary basis. Prior to December 5, 2008, the Company had full scale operations at the Oasis offering approximately 900 rooms utilized for overflow hotel needs (which includes 32 suites) and 73 timeshare units. The Oasis casino floor, under reduced operations, offers approximately 140 video poker and slot machines. Additionally, the Oasis offers various resort and entertainment amenities, including golf, swimming pools and hot tubs, tennis courts, arcade, go-kart track and a miniature golf range. In addition, the Oasis houses a Denny’s® Restaurant and a Starbucks® coffee outlet. The Oasis is situated on an approximately 26-acre site, containing a parking lot with a capacity for approximately 1,800 cars as well as an 80 unit full-service R.V. park. Approximately four miles from the casino hotel is the Palms Golf Course featuring an 18-hole, 7,008 yard championship course. The Palms Golf Course straddles the Nevada/Arizona border and is located on a 256-acre site, of which 180 acres is leased from the State of Arizona pursuant to a 10-year lease that expired in May 2008. We are currently under negotiations to renew this lease. For the twelve months ended December 31, 2008, the average daily room rate was approximately $42 and the occupancy rate was 65%.
Until December 5, 2008 the Company had full scale operations at the Oasis. Due to deterioration of economic conditions, the Company temporarily suspended portions of the Oasis operations on that date. We continue to explore opportunities for resuming full scale operations at the Oasis.

Virgin River Hotel & Casino. The Virgin River is located off of exit 122 on Interstate 15 across the highway from the Virgin River Convention Center. The Virgin River mostly attracts local customers and drive-in middle market customers. The Virgin River offers approximately 710 rooms (includes two suites) and a 36,000 square foot casino with approximately 689 video poker and slot machines, 18 table games, a full service race and sports book, a 350-seat bingo parlor and live keno. The Virgin River offers various resort and entertainment amenities, including swimming pools and hot tubs, a 24-lane state-of-the art bowling center, an arcade and a lounge for entertainment and dancing. In addition, the Virgin River offers a 182-seat 24-hour café, a 178-seat buffet restaurant, a Starbucks® Coffee Outlet and a gift shop. The Virgin River is situated on an approximately 32-acre site, containing a parking lot with a capacity for approximately 1,650 cars. We also own approximately 31 acres of unimproved land adjacent to the Virgin River. For the twelve months ended December 31, 2008, the average daily room rate was approximately $39 and the occupancy rate was 84%.
Virgin River Convention Center. The Virgin River Convention Center is situated on an approximately 14-acre site located off of exit 122 on Interstate 15 and the East Mesquite Boulevard interchange. We acquired the Virgin River Convention Center out of its prior owner’s bankruptcy in November 2000. The Virgin River Convention Center has 12,000 square feet of potential gaming space and 210 hotel rooms. We currently use the Virgin River Convention Center as a special event facility and for overflow hotel traffic from our other properties. At acquisition, the Virgin River Convention Center had a gourmet restaurant, a cocktail lounge with a performance stage, one coffee shop, an arcade and a gift shop, none of which is currently in operation. Although the Virgin River Convention Center has 12,000 square feet of potential gaming space, we do not hold a gaming license to operate a casino at the Virgin River Convention Center. We will only apply for a gaming license at the Virgin River Convention Center if we decide to operate a casino at that location.
Recent Developments
On January 15, 2009, we failed to make the $5.625 million semi-annual interest payment then due to the holders (the “Senior Noteholders”) of our 9.00% Senior Secured Notes (the “Senior Secured Notes”). We are in discussions with an ad hoc committee of Senior Noteholders regarding our financial alternatives. We have also been in discussions with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”) regarding the effect of the non-payment of interest and other defaults under our senior secured credit facility, as amended (the “Foothill Facility”). The defaults under the Senior Secured Notes and Foothill Facility may also constitute an event of default under our 12.75% Senior Subordinated Discount Notes (the “Senior Subordinated Notes”) if our obligations under the Senior Secured Notes or Foothill Facility are accelerated. The Senior Secured Notes and the Senior Subordinated Notes are collectively referred to in this report as the “Notes.”
The global economic recession has adversely affected revenues across our businesses. In this regard, we performed an impairment test on our long lived assets, goodwill and intangibles in the fourth quarter of 2008 and recorded a non-cash impairment charge of approximately $10.9 million.
On December 5, 2008, we announced that we would significantly reduce operations at the Oasis on a temporary basis. As part of this temporary reduction in operations, we temporarily scaled back approximately 300 full-time positions representing approximately 18% of our total workforce. We accrued restructuring and other non-recurring charges of approximately $1.0 million, associated with our operating decisions at the Oasis as of December 31, 2008.

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
Many of our competitors have significantly greater name recognition and financial, marketing and other resources than we do. We also compete, to some extent, with other forms of gaming on both a local and national level, including state-sponsored lotteries, internet gaming, on- and off-track wagering and card parlors. The recent and continued expansion of legalized casino gaming to new jurisdictions throughout the United States has increased competition faced by us and will continue to do so in the future. Additionally, if gaming were legalized or expanded in jurisdictions near our properties or any geographic area from which we expect to attract a significant number of our customers, we could face additional competition which could have a material adverse impact on our business, financial condition and results of operations. There can be no assurance that we will be able to continue to compete successfully in our existing markets or that we will be able to compete successfully against any such future competition.
Mesquite, Nevada. There are four hotel-casinos in Mesquite, Nevada, three of which are owned by us. We temporarily scaled back operations at one of our hotel-casinos, the Oasis, on December 5, 2008. As of December 31, 2008 there were approximately 2,700 hotel rooms in Mesquite, Nevada. Through our three properties, we own approximately 2,100 of those rooms. Also, within the four hotel-casinos there are eleven dining options, nine of those dining options existed at our properties prior to the scale back of Oasis operations. Currently seven dining options exist at our properties. We also compete with free standing dining facilities in Mesquite, Nevada as a restaurant option. The only other licensed resort gaming facility in Mesquite is the Eureka Casino Hotel, or the Eureka. We believe that the hotel casinos are sufficiently distinct and diversified such that each property caters to a different type of clientele. For instance, the CasaBlanca, which contains a spacious casino floor and a tower hotel, appeals to the customer who seeks to enjoy a mega resort type experience that is away from the hustle and bustle of Las Vegas. On the other hand, the Virgin River caters to the local Mesquite customer who is more likely to be attracted by the intimate gaming atmosphere and amenities such as a bowling alley. With 210 rooms and 3 dining facilities, we believe the Eureka targets the local Mesquite customer and competes directly with the Virgin River. There is no limit on the number of gaming licenses that may be granted in Mesquite or in some of the other gaming markets in which we compete. In particular, other than zoning limitations and licensing requirements of the City of Mesquite, there are no restrictions on additional casinos being constructed and opened in Mesquite, including by competitors that may have greater financial and other resources than we do. Currently a master planned resort community of approximately 190 acres, Solstice Mesquite, is in the beginning phase of construction. This project is designed to have a casino, hotel, water park, amphitheater and a retail shopping center.
Las Vegas, Nevada. Many of our competitors in the Las Vegas market have significantly greater name recognition and financial, marketing and other resources than we do. However, our focus on providing value-oriented amenities with a quality casino experience attracts many of the Las Vegas locals who want to enjoy a weekend getaway. In response to the recent economic downturn, many properties in the Las Vegas market have significantly reduced their room rates, which has increased our competition with those properties.
West Wendover, Nevada. West Wendover, Nevada is located on the eastern border of Nevada in Elko County. The city is contiguous with Wendover, Utah and is approximately 120 miles west of Salt Lake City, Utah, less than half the distance between Mesquite and Salt Lake City, Utah. According to the Nevada State Gaming Control Board, the West Wendover casinos collectively contain approximately 4,000 slot machines and 190 games and tables as of December 31, 2008. We compete with these casinos for gaming customers located in Salt Lake City, Utah and the outlying areas. Nonetheless, we believe our more favorable climate and more attractive amenities give us a competitive advantage. In West Wendover, during October through January, the average number of days with precipitation ranges from five to nine days with temperatures ranging from 27 to 51 degrees Fahrenheit. Mesquite, on the other hand, has on average two to three days of precipitation with temperatures ranging from 44 to approximately 65 degrees Fahrenheit during the same months.

California Gaming Market. Voters in California approved an amendment to the California constitution in 2000 that gave Native American tribes in California the right to offer a limited number of slots machines and a range of house-banked card games. A number of Native American tribes have already signed and others have begun signing gaming compacts with the State of California. According to the National Indian Gaming Commission, there currently are approximately 62 operating tribal casinos in California. In addition, several Native American tribes in California have reached agreements with the State of California that allow for an increased number of gaming machines within the facilities operated by such tribes in exchange for a revenue-based payment to the state. California voters have also approved increasing the number of gaming machines in certain tribal casinos. The competitive impact on our gaming establishments from the continued growth of gaming in California cannot be definitively determined but, depending on the nature, extent and location of the growth, the impact could be material.
Employees
As of March 31, 2009, we employed approximately 1,700 employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.
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
We have reviewed environmental assessments, and limited soil and groundwater testing, relating to our properties. As a result, we have become aware that there is contamination present on some of our properties apparently due to past operations, which included a truck stop and a gas station. In particular, groundwater contamination at our Oasis property (which appears to have migrated onto our CasaBlanca property) is the subject of investigation and cleanup activities being conducted by the prior owners of the Oasis. The water supply for the Oasis property and the CasaBlanca properties does not come from ground water that has been contaminated. Although we believe that the prior owners are responsible for such matters under an indemnity agreement we negotiated at the time we purchased the Oasis, we cannot give assurance that we will not incur costs related to this matter. Further, we could be held strictly liable for the environmental clean up of the contaminated properties. In anticipation of marketing the golf course property during 2006, Casablanca Resorts, LLC, entered into several agreements with WSR, Inc (“WSR”), the former owners of the Oasis Hotel & Casino, to terminate WSR’s remaining rights in the golf course property, among other matters, for approximately $1.1 million. Pursuant to the agreements, the funds paid to WSR will be used by WSR to remediate the existing environmental liability at the Oasis Hotel & Casino which continues to be an obligation of WSR. See “Item 8. Financial Statements and Supplementary Data-Black Gaming, LLC and Subsidiaries Consolidated Financial Statements, Footnote 13-Commitments and Contingencies”.

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
We also come under the jurisdiction of the Mesquite City Council which can terminate the Company’s liquor and gaming licenses for various causes, one being a reduction in operations. On February 10, 2009, the Mesquite City Council granted a 180-day extension of our liquor and gaming licenses to allow the continued temporary reduction of operations at the Oasis. The extension runs through July 31, 2009 at which time we will need to request another extension if we have not sufficiently increased operations at the Oasis.
We may be required to disclose to the Nevada State Gaming Control Board and the Nevada Gaming Commission the identities of all holders of our outstanding Notes. The Nevada Gaming Commission may, in its discretion, require the holder of any debt security of a registered corporation to file applications, be investigated and be found suitable to own the debt security of a registered corporation. If the Nevada Gaming Commission determines that a person is unsuitable to own a debt security, then pursuant to Nevada law, the registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Gaming Commission, it:
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
Regulations adopted by the Financial Crimes Enforcement Network, or FinCEN, of the Treasury Department and the Nevada Gaming Commission, require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation may have resulted in the loss of gaming revenues to jurisdictions outside the United States, which are exempt from the ambit of these regulations. In 2002 FinCEN implemented the suspicious activity reporting rule. This new reporting obligation requires casinos to report suspicious monetary transactions when the casino knows, suspects, or has reason to suspect that the transaction involves funds derived from illegal activity or is otherwise intended to facilitate illegal activity. The new reporting obligations were effective in March 2003.
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
Compliance with Other Laws and Regulations
In addition to the regulations described above, our operations are also subject to extensive state and local laws, regulations and ordinances that apply to non-gaming businesses generally, and, on a periodic basis, we must obtain various other licenses and permits, including those required to sell alcoholic beverages. We have not incurred, and do not expect to incur, material expenditures with respect to these laws and regulations. There can be no assurances, however, that we will not incur material liability under these laws and regulations in the future. See also “Item 1A. Risk Factors—Risks Related to Our Business—Governmental Regulation,” “—Factors Beyond Our Control” and “—Environmental Matters”.

ITEM 1A. RISK FACTORS.
If any of the following risks actually occurs, our business, financial condition and/or operating results could be materially adversely affected.
Risks Related to Our Business
Going Concern Opinion—The opinion of our independent registered public accounting firm with respect to our financial statements for the year ended December 31, 2008 contains a “going concern” qualification.
Our operations have been adversely affected by the general economic recession in the U.S. economy and the continuing housing and credit crisis. As a result of the adverse change in our results of operations and our significant outstanding indebtedness, and our default status on our amended Foothill Facility and Senior Secured Notes, the opinion of our independent registered public accounting firm contains a going concern qualification. We are currently in discussions with an ad hoc committee of Senior Noteholders regarding the Company’s financial alternatives. If we are not successful in obtaining an extended forbearance agreement, a restructuring agreement or entering into a transaction to address our liquidity and capital structure, we may be required to seek protection under Chapter 11 of the U. S. Bankruptcy Code. We can provide no assurances that our negotiations will be successful. Refer to “Risks Related to Notes” for additional discussion of risks. The conditions described above raise a substantial doubt about our ability to continue as a going concern. See “Item 8. Financial Statements and Supplementary Data — Black Gaming, LLC and Subsidiaries Consolidated Financial Statements, Footnote 15 — Going Concern”.
Oasis Hotel & Casino Temporary Closure—As of December 5, 2008 operations at the Oasis were significantly reduced on a temporary basis.
The temporary reduction of operations at the Oasis continues through the date of this report. We can provide no assurances that we will be able to reopen the facility or find alternative uses for it. We are subject to a variety of rules and regulations, some of which require a minimum level of operations to continue licensure. If we are unable to extend our current licenses under our temporarily reduced levels we may lose our licensure. We may be unable to re-establish these licenses in the event we want to reinstate full operations. This may have a material adverse effect on our business, financial condition and results of operations.
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

Any of the foregoing factors could limit or result in a decrease in the number of customers at our properties or a decrease in the amount that customers are willing to wager. Although we maintain insurance policies, which may cover certain casualties, insurance proceeds may not adequately compensate us for all economic consequences of any such event. Due to the current economic recession and lack of geographic diversity, we have been unable to generate sufficient cash flow to meet our payment obligations under the Notes and our other indebtedness.
The current housing crisis and recent adverse conditions in the economy in general in the United States has resulted in a significant decline in the amount of tourism and spending by gaming patrons. If this decline continues, our financial condition, results of operations and cash flows may be further adversely affected.
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
Our casino properties face direct competition from all other casinos and hotels in the southern Nevada region, including, to some degree, from each other. In addition, we also face competition from all other types of entertainment, recreational activities and other attractions in and near Las Vegas. Future visits to our properties may be negatively affected as customers who have previously visited our properties may choose to experience Las Vegas casinos and hotels with greater name recognition, different attractions, amenities and entertainment options. Additionally, in response to the recent economic downturn, many Las Vegas properties have significantly reduced room rates, which has increased our competition with these properties. Further, many of our competitors have greater financial, selling and marketing, technical and other resources than we do. We must continually attract customers to our properties, which requires us to maintain a high level of investment in marketing and customer service. We may not be able to compete effectively with our competitors.
Currently, in Mesquite Nevada, a master planned resort community of approximately 190-acres, Solstice Mesquite, is in the beginning phase of construction. This project is designed to have a casino, hotel, water park, amphitheater and a retail shopping center.
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
The compliance costs associated with these laws, regulations and licenses are significant. A change in the laws, regulations and licenses applicable to our business or a violation of any current or future laws or regulations or our gaming licenses could require us to make material expenditures or could otherwise materially adversely affect our business, financial condition or results of operations. For more detailed information, see “Item 1. Business — Regulation and Licensing.”
Gaming Taxes and Fees — If the State of Nevada or Clark County increases gaming taxes and fees, our results of operations could be adversely affected.
State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. If the State of Nevada or Clark County, Nevada were to increase gaming taxes and fees, our results of operations could be adversely affected. There are several gaming tax increase proposals currently circulating in Nevada. One such proposal, a 3% increase in the room tax, was recently approved by the Nevada legislature. These proposals would take the form of voter referendum. If successfully implemented, such an increase would have a material adverse affect on our financial condition, results of operations or cash flows.

Concentration of Ownership—Our Chairman of the Board, Chief Executive Officer and President owns a substantial majority of the Company and could have interests that conflict with the noteholders.
Robert R. Black, Sr., our majority member and sole manager, directly owns 99.03% of the Company. There can be no assurance that the interests of Mr. Black will not conflict with the interests of holders of the Notes. Because of his controlling interests, he has the power to elect all or a majority of our board, appoint new management and approve any action requiring the approval of holders of our Notes, including adopting amendments to our organizational documents, approving mergers or sales of substantially all of our assets or changes to our capital structure, or pursuing other transactions which may increase the value of his equity investment even though these transactions may involve risks to the holders of the Notes.
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
The economic health of our business is generally affected by a number of factors that are beyond our control, including:
•	continued increases in healthcare costs;
•	general economic conditions and economic conditions specific to our primary markets;
•	levels of disposable income of casino customers;
•	increases in transportation costs;
•	local conditions in key gaming markets, including seasonal and weather-related factors;
•	increase in gaming taxes or fees;
•	decline in tourism and travel due to occurrences or threats of terrorism or other destabilizing events;
•	substantial increases in the cost of electricity, natural gas and other forms of energy;

•	competitive conditions in the gaming industry, including the effect of such conditions on the pricing of our games and products;
•	the relative popularity of entertainment alternatives to casino gaming that compete for the leisure dollar;
•	the adoption of additional anti-smoking regulations;
•	an outbreak or suspicion of an outbreak of an infectious communicable disease;
•	environmental disaster; and
•	unionization of workforce
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
We have reviewed environmental assessments, and limited soil and groundwater testing, relating to our properties. As a result, we have become aware that there is contamination present on some of our properties apparently due to past operations, which included a truck stop and a gas station. In particular, groundwater contamination at our Oasis property (which appears to have migrated onto our CasaBlanca property) is the subject of investigation and cleanup activities being conducted by WSR, Inc. (“WSR”), the prior owners of the Oasis. The water supply for the Oasis property and the CasaBlanca property does not come from ground water that has been contaminated. Although we believe that the prior owners are responsible for such matters under an indemnity agreement we negotiated at the time we purchased the Oasis, we cannot assure note holders that we will not incur costs related to this matter. Further, we could be held strictly liable for the environmental clean-up of the contaminated properties. In anticipation of marketing the golf course property during 2006, Resorts, LLC, entered into several agreements with WSR to terminate WSR’s remaining rights in the golf course property, among other matters, for approximately $1.1 million. Pursuant to the agreements, the funds paid to WSR will be used by WSR to remediate the existing environmental liability at the Oasis Hotel & Casino which continues to be an obligation of WSR.
We do not anticipate any material adverse effects on our earnings or competitive position relating to environmental matters, but it is possible that future developments could lead to material environmental compliance costs or other liabilities for us and that these costs could have a material adverse effect on our business and financial condition. See “Item 8. Financial Statements and Supplementary Data — Black Gaming, LLC and Subsidiaries Consolidated Financial Statements, Footnote 13 — Commitments and Contingencies”.

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
Expansion projects and periodic renovations will be subject to the many risks in expanding or renovating an existing enterprise or developing new projects, including unanticipated design, construction, regulatory, environmental and operating problems, and the significant risks commonly associated with implementing an expansion strategy. In particular, any such projects are subject to the risks associated with the following:
•	the availability of financing and the terms and covenants in our Foothill Facility and other debt;
•	shortages in materials;
•	insufficient public infrastructure improvements or maintenance;
•	shortages of skilled labor or work stoppages;
•	unforeseen construction, scheduling, engineering, environmental or geological problems;
•	weather interference, floods, fires or other casualty losses;
•	the failure to obtain required licenses, permits or approvals;
•	regulatory or private litigation arising out of projects; and
•	unanticipated cost increases and budget overruns.
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
Although we maintain insurance which we believe is customary and appropriate for our business, we cannot give assurance that insurance will be available or adequate to cover all loss and damage to which our business and our assets might be subjected. In connection with insurance renewals subsequent to the events of September 11, 2001, the insurance coverage for certain types of damages or occurrences has been diminished substantially and is unavailable at commercial rates. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are uninsured or underinsured. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property and reduce the funds available for payment of our obligations on the Foothill Facility or Notes.
Economic Developments—The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.
The continued credit crisis and related turmoil in the global financial system has had, and may continue to have, an impact on our business and our financial condition. For example, the credit crisis could impact our ability to renegotiate our Foothill Facility and Senior Secured Notes and Senior Subordinated Notes.

Risks Related to the Notes
Please refer to our discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for Black Gaming, LLC—Cash Flows.”
Default status—We are currently in default under our amended Foothill Facility and our Senior Secured Notes.
We are currently in default under our amended Foothill Facility and our Senior Secured Notes. We currently do not have forbearance agreements in place regarding these defaults. Therefore, our obligations under the Foothill Facility and the Senior Secured Notes could be accelerated. In such event, we would be in default under our Senior Subordinated Notes, and our obligations under our Senior Subordinated Notes could be accelerated. We continue our evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of our obligations, our businesses or a sale of some or all of our businesses.
Substantial Debt—Our substantial level of debt could adversely affect our financial condition and prevent us from fulfilling our obligations under the Notes and our other debt.
We have substantial debt. As of December 31, 2008 we have total debt of $205.5 million. On January 15, 2009, we failed to make the $5.625 million semi-annual interest payment then due to the Senior Noteholders. We are in discussions with an ad hoc committee of Senior Noteholders regarding the Company’s financial alternatives. We cannot assure you that we will be successful in undertaking any such alternatives in the near term. This could result in the declaration of events of default under the Foothill Facility, the Senior Secured Notes and Senior Subordinated Notes or any combination of such debt instruments and certain adversarial actions, including foreclosure on our assets, or other actions that may ultimately result in our inability to continue as a going concern. At December 31, 2008, our debt included approximately $125 million of our Senior Secured Notes and approximately $65.7 million of our Senior Subordinated Notes and approximately $14.8 million related to our Foothill Facility. After giving effect to indebtedness under our Senior Secured Note and Senior Subordinated Notes and borrowings under our Foothill Facility, our total debt is approximately $205.5 million. Our ability to service our debt will be dependent on our future performance and the availability of additional funds or amendments to or refinancing sources for our outstanding indebtedness, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.
Access to Capital—The volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our ability to access financing.
The success of any recapitalization, refinancing, restructuring or reorganization of our obligations, our business, or the sale of some or all of our business depends on the stability of the capital and credit markets and the health of the global economy. Due to the existing uncertainty in the capital and credit markets and current adverse changes in the global economy, our access to capital, or the access to capital of potential purchasers of our assets, may not be available on terms feasible to us, or potential purchasers, if at all.

Value of Collateral Securing the Senior Secured Notes—The fair market value of the collateral securing our Senior Secured Notes may not be sufficient to pay the amounts owed under our Senior Secured Notes. As a result, holders of our Senior Secured Notes may not receive full payment following an event of default.
Our Senior Secured Notes and the guarantees thereof are secured by a security interest in substantially all of our existing and future assets (other than certain excluded assets) and a pledge of the equity interests owned by Robert R. Black, Sr. in Black Gaming, LLC, subject to certain limitations.
The proceeds of any sale of collateral following an event of default with respect to our Senior Secured Notes may not be sufficient to satisfy, and may be substantially less than, amounts due under the Senior Secured Notes. The total value of the collateral may be less than the amount due under the Senior Secured Notes.
The value of the collateral in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. The collateral does not include contracts, agreements, licenses (including gaming, and liquor licenses) and other rights that by their express terms prohibit the assignment thereof or the grant of a security interest therein. Some of these may be material to us and such exclusion could have a material adverse effect on the value of the collateral. By its nature, some or all of the collateral may not have a readily ascertainable market value or may not be saleable or, if saleable, there may be substantial delays in its liquidation. To the extent that liens, security interests and other rights granted to other parties (including the lenders under the Foothill Facility) encumber assets owned by us, those parties have or may exercise rights and remedies with respect to the property subject to their liens that could adversely affect the value of that collateral and the ability of the trustee under the indenture governing the Senior Secured Notes or the holders of the Senior Secured Notes to realize or foreclose on that collateral. Consequently, we cannot assure note holders that liquidating the collateral securing the Senior Secured Notes would produce proceeds in an amount sufficient to pay any amounts due under the Senior Secured Notes after also satisfying the obligations to pay any creditors with prior claims on the collateral.
In addition, under the intercreditor agreement between the trustee under the Senior Secured Note indenture and the lenders under our Foothill Facility, described below, the right of the lenders to exercise remedies with respect to the collateral could delay liquidation of the collateral. The gaming licensing process, along with bankruptcy laws and other laws relating to foreclosure and sale, as discussed below, also could substantially delay or prevent the ability of the trustee or any holder of the Senior Secured Notes to obtain the benefit of any collateral securing the Senior Secured Notes. Such delays could have a material adverse effect on the value of the collateral.
The indenture governing the Senior Secured Notes and the agreements governing our other secured debt also permit us to designate one or more of our restricted subsidiaries as an unrestricted subsidiary. If we designate a restricted subsidiary as an unrestricted subsidiary, all of the liens on any collateral owned by the unrestricted subsidiary or any of its subsidiaries and any guarantees of the Senior Secured Notes by the unrestricted subsidiary or any of its subsidiaries will be released under the Senior Secured Note indenture but not necessarily under our Foothill Facility. Designation of an unrestricted subsidiary will reduce the aggregate value of the collateral securing the Senior Secured Notes to the extent that liens on the assets of the unrestricted subsidiary and its subsidiaries are released. In addition, the creditors of the unrestricted subsidiary and its subsidiaries will have a prior claim (ahead of the Senior Secured Notes) on the assets of such unrestricted subsidiary and its subsidiaries.

If the proceeds of any sale of collateral are not sufficient to repay all amounts due on the Senior Secured Notes, the holders of the Senior Secured Notes (to the extent not repaid from the proceeds of the sale of the collateral), would have only an unsecured claim against our remaining assets.
Lien Subordination of Senior Secured Notes—The lien on the collateral securing the Senior Secured Notes is contractually subordinated pursuant to the intercreditor agreement to the liens securing our Foothill Facility and also is subject to the prior claim of purchase money lenders and holders of mechanics’ liens.
The security interests securing the Senior Secured Notes and the guarantees of the Senior Secured Notes are contractually subordinated to up to $15.0 million principal amount of debt (plus related interest, fees, indemnities, costs and expenses) that may be incurred under our Foothill Facility, pursuant to an intercreditor agreement between the trustee under the Senior Secured Note indenture and the lenders under our Foothill Facility. In addition, lenders of furniture, fixtures and equipment financing and other purchase money debt have a security interest in the assets securing that debt, although those assets, so long as they secure only such debt, do not secure the Senior Secured Notes. As a result, upon any distribution to our creditors, whether or not in bankruptcy, liquidation, reorganization or similar proceedings, or following acceleration of our debt or an event of default under such debt, the lenders under our Foothill Facility and the lenders of furniture, fixtures and equipment financing and other purchase money debt will be entitled to be repaid in full from the proceeds of the assets securing such debt before any payment is made to holders of Senior Secured Notes from such proceeds.
Consequently, it is unlikely that the liquidation of the collateral securing the Senior Secured Notes would produce proceeds in an amount sufficient to pay the amounts due under the Senior Secured Notes after also satisfying the obligations to pay our Foothill Facility lenders and purchase money lenders, even if the fair market value of the collateral securing the Senior Secured Notes would be sufficient, absent our Foothill Facility and purchase money debt, to pay all amounts due under the Senior Secured Notes. If the proceeds of any sale of collateral are not sufficient to repay all amounts due under the Senior Secured Notes, the holders of the Senior Secured Notes (to the extent not repaid from the proceeds of the sale of the collateral), would have only an unsecured claim against our remaining assets.
Limited Ability of Holders of Senior Secured Notes to Exercise Remedies—The rights of the trustee and holders of Senior Secured Notes to exercise remedies under the indenture are limited by an intercreditor agreement between the trustee and the lenders under our Foothill Facility.
A number of the rights and remedies of the trustee and the holders of the Senior Secured Notes are significantly limited under the intercreditor agreement. For instance, if the Senior Secured Notes become due and payable prior to the stated maturity or are not paid in full at the stated maturity at a time during which we have debt outstanding under our Foothill Facility, the trustee and holders of the Senior Secured Notes will not have the right to foreclose upon the collateral unless and until the lenders under our Foothill Facility fail to take steps to exercise remedies with respect to or in connection with the collateral within 120 days following notice to such lenders of the occurrence of an event of default under the indenture. In addition, the intercreditor agreement prevents the trustee and the holders of the Senior Secured Notes from pursuing remedies with respect to the collateral in an insolvency proceeding.

The rights and remedies of the trustee and holders of the Senior Secured Notes also are subject to additional practical limitations with respect to certain collateral so long as such collateral also secures our Foothill Facility. The trustee and holders of the Senior Secured Notes will not have possession of the equity interests of the guarantors or the equity interests owned by Robert R. Black, Sr. in the issuers and in Black Gaming, LLC (even though such equity interests constitute Senior Secured Note collateral), so long as such equity interests also secure our Foothill Facility. As a result, so long as such equity interests also secure our Foothill Facility, (although it does have a perfected security interest in such equity interests) the trustee and holders of the Senior Secured Notes will not be able to take possession of such equity interests upon the occurrence of an event of default under the indenture governing the Senior Secured Notes. In addition, the trustee and holders of the Senior Secured Notes do not have a perfected security interest in certain other portions of the Senior Secured Note collateral—including deposit accounts—that consist of assets that are not perfected by filing a Uniform Commercial Code financing statement, or that require that the issuers or any guarantor, as applicable, cause the trustee to obtain “control” (as defined in the Uniform Commercial Code) or possession of such assets (and, after commercially reasonable efforts, the issuers or such guarantor, as applicable, are unable to cause the trustee to obtain such control or possession).
Limited Ability of Holders of Senior Secured Notes to Realize on Collateral—Gaming laws, bankruptcy laws and other factors may delay or otherwise impede the trustee’s ability to foreclose on the collateral securing the Senior Secured Notes.
In addition to our intercreditor arrangements with lenders under our Foothill Facility, described above, the gaming laws of the State of Nevada and the licensing processes, along with other laws relating to foreclosure and sale, could substantially delay or prevent the ability of the trustee or any holder of the Senior Secured Notes to obtain the benefit of any collateral securing the Senior Secured Notes. For example, if the trustee sought to operate, or retain an operator for, any of our gaming properties, the trustee would be required to obtain Nevada gaming licenses. Potential purchasers of our gaming properties or the gaming equipment would also be required to obtain a Nevada gaming license. This could limit the number of potential purchasers in a sale of our gaming properties or gaming equipment, which may delay the sale of and reduce the price paid for the collateral.
In addition, the trustee’s ability to repossess and dispose of collateral is subject to the procedural and other restrictions of state real estate, commercial and gaming law, as well as the prior approval of the lenders under our Foothill Facility. Among other things, if the trustee did conduct a foreclosure sale, and if the proceeds of the sale were insufficient, after expenses, to pay all amounts due under the Senior Secured Notes, the trustee might, under certain circumstances, be permitted to assert a deficiency claim against us. There can be no assurance that the trustee would be able to obtain a judgment for the deficiency or that we would have sufficient other assets to pay a deficiency judgment.
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
The bankruptcy court might permit us to continue to use the collateral while the bankruptcy case was pending, even with the Senior Secured Notes being in default. Under the Bankruptcy Code, holders of Senior Secured Notes and the trustee would be entitled to “adequate protection” of the interest of holders of Senior Secured Notes in the collateral, if necessary to protect against any diminution in value during the case. Because the Bankruptcy Code does not define “adequate protection,” and because the bankruptcy court has broad discretion, however, there can be no assurance that the court would require us to provide holders of Senior Secured Notes with any form of “adequate protection,” or that any protection so ordered would, in fact, be adequate.

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
Senior Subordinated Notes Are Unsecured—If we fail to meet our payment or other obligations under our secured debt, including the Senior Secured Notes and our Foothill Facility, the holders of our secured debt could foreclose on, and acquire control of, substantially all of our assets.
The Senior Subordinated Notes and the guarantees thereof are unsecured. The Senior Secured Notes and our Foothill Facility are secured by a security interest in substantially all of our existing and future assets (other than certain excluded assets) and a pledge of the equity interests owned by Robert R. Black, Sr. in Black Gaming, LLC, subject to certain limitations. As a result of these security interests, if we fail to meet our payment or other obligations under such secured debt, the trustee of the Senior Secured Notes and the lenders under our Foothill Facility would be entitled to foreclose on all of our assets and liquidate those assets in accordance with the intercreditor agreement. Similarly, in a bankruptcy or liquidation note holders may not receive any payment on the Senior Subordinated Notes, except to the extent that the value of our assets exceeds our secured debt. Accordingly, we may not have sufficient funds to pay amounts due under the Senior Subordinated Notes. As a result note holders may lose a portion of or the entire value of an investment in the Senior Subordinated Notes.
Subordination of Senior Subordinated Notes—The right to receive payments on the Senior Subordinated Notes or under the guarantees thereof is subordinated to our senior debt, including the Senior Secured Notes and our Foothill Facility.
The Senior Subordinated Notes and the guarantees thereof are subordinated in right of payment to all of our existing and future senior debt, including the Senior Secured Notes and our Foothill Facility. As a result, upon any distribution to our creditors or the creditors of any of the guarantors in a bankruptcy, liquidation or reorganization or similar proceeding relating to us or any of the guarantors or our or their property, the holders of our or the guarantor’s senior debt, including the Senior Secured Notes and our Foothill Facility, will be entitled to be paid in full before any payment may be made with respect to the Senior Subordinated Notes or the guarantees thereof. In such case, holders of the Senior Subordinated Notes will participate with trade creditors, other holders of unsecured debt, and any secured creditor not already paid in full in the assets remaining after we and the guarantors have paid all of the senior debt. In these cases, we and the guarantors may not have sufficient funds to pay all of our creditors, and holders of the Senior Subordinated Notes may receive less, ratably, than the holders of our senior debt.

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
As of December 31, 2008, the Senior Subordinated Notes and the guarantees thereof were subordinated to approximately $140.1 million of senior debt, consisting of $125 million aggregate principal amount of the Senior Secured Notes, $14.8 million outstanding on our Foothill Facility, and $0.3 million of gaming equipment financing. Additionally, as of December 31, 2008, approximately $0.2 million was available for borrowing as additional senior debt under our Foothill Facility. We are permitted to borrow substantial additional debt, including senior debt, in the future under the terms of the indenture governing the Senior Subordinated Notes.
Restrictive Covenants—The indentures governing the Notes and our Foothill Facility contain covenants that significantly restrict our operations.
The indentures governing the Notes and the agreement governing our Foothill Facility contain, and any other future debt agreements may contain, numerous covenants imposing financial and operating restrictions on our business. These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct of our current business. These covenants restrict our ability and the ability of our restricted subsidiaries to, among other things:
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
We may also incur additional indebtedness that does not qualify as permitted indebtedness if we are not in default under our existing indebtedness and we meet certain financial ratios after incurring such additional indebtedness. In addition, we may incur a maximum of $15.0 million in indebtedness under our Foothill Facility of which we are drawn to $14.8 million at December 31, 2008. Our organizational documents do not contain any limitations on the amount or percentage of indebtedness we may incur. As of December 31, 2008, we have incurred $1.1 million in additional indebtedness in compliance with these restrictions in order to finance our general liability insurance premium and to finance our purchases of FF&E.
Our Foothill Facility also requires us to meet certain financial ratios and tests. Compliance with these financial ratios and tests may adversely affect our ability to adequately finance our operations or capital needs in the future or to pursue attractive business opportunities that may arise in the future. Our ability to meet these ratios and tests and to comply with other provisions governing our debt may be adversely affected by our operations and by changes in economic or business conditions or other events beyond our control. Our failure to comply with our debt-related obligations could result in an event of default under the Notes and our other debt.
Ability to Repurchase Notes—Our ability to repurchase the Notes upon a change of control or an asset sale may be limited.
Upon the occurrence of specific “change of control” events and “asset sale” events, in each case as defined in the indentures, we will be required to offer to repurchase all outstanding Notes at 101% of the principal amount (in the case of a change of control) and 100% of the principal amount (in the case of an asset sale), in each case, plus accrued and unpaid interest to the date of repurchase. The lenders under our Foothill Facility have a similar right to be repaid upon a change of control. Any of our future debt agreements may contain similar provisions with respect to a change of control or asset sale. However, we may not have sufficient funds at the time of the change of control or asset sale to make the required repurchase of Notes or repayment of our other debt. The terms of our Foothill Facility also limit our ability to purchase the Notes until all debt under our Foothill Facility is paid in full. Any of our future debt agreements may contain similar restrictions. If we fail to repurchase any Notes submitted in a change of control or asset sale offer, it would constitute an event of default under the indentures which would, in turn, constitute an event of default under our Foothill Facility and could constitute an event of default under our other debt, even if the change of control itself would not cause a default.
In addition, all payments under the Senior Subordinated Notes and the guarantees thereof, including on account of any repurchases of Senior Subordinated Notes, are blocked in the event of a payment default on our designated senior debt. See “Item 1A. Risk Factors—Subordination of Senior Subordinated Notes.” Under the Senior Subordinated Note indenture, prior to complying with any of the provisions of the change of control or asset sale covenants, but in any event within 90 days following a change in control or an asset sale, respectively, we are required either to repay all outstanding senior debt or obtain the requisite consents, if any, under all agreements governing outstanding senior debt to permit the repurchase of Senior Subordinated Notes required by the change of control or asset sale covenants, respectively.

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
If the Nevada Gaming Authorities require any person, including a record or beneficial owner of the Notes, to be licensed, qualified or found suitable, that person must apply for a license, qualification or finding of suitability within the time period specified by the Nevada Gaming Authorities. The person would be required to pay all costs of obtaining a license, qualification or finding of suitability. If such person is unable or unwilling to obtain such license, qualification or finding of suitability, such agencies and authorities may not grant us or, if already granted, may suspend or revoke our licenses unless we terminate our relationship with such person. Under these circumstances, we would be required to repurchase the relevant Notes. There can be no assurance that we will have sufficient funds or otherwise will be able to repurchase any or all of the Notes. See “Item 1. Business-Regulation and Licensing.”
Fraudulent Transfer—Under certain circumstances, a court could cancel the guarantees of our subsidiaries or limit the obligations of an individual issuer under the Notes.
Unless designated as an unrestricted subsidiary, each domestic subsidiary we form or acquire will be required to guarantee the Notes and grant a security interest in certain of its assets (junior to the security interest granted to the lenders under our Foothill Facility) to secure its guarantee. Under federal bankruptcy law and comparable provisions of state and federal non-bankruptcy fraudulent transfer laws, under certain circumstances a court could avoid (i.e., cancel) a guarantee and the security interest in the guarantor’s assets, and order the return of any payments made thereunder to the guarantor or to a fund for the benefit of its other creditors.
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

Limited Existing Trading Market for the Notes—There is currently a limited trading market for the Notes, and an active trading market may not develop for the Notes. The failure of a market to develop for the Notes could affect the liquidity and value of the Notes.
There is a limited trading market for the Notes. An active market may not develop for the Notes, and there can be no assurance as to the liquidity of any market that may develop for the Notes. If an active market does not develop, the market price and liquidity of the Notes may be adversely affected. The Notes may trade at a discount from their purchase price. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for more detail in regards to our Notes and their current discount.
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
Because the Senior Subordinated Notes do not provide for cash payment of stated interest prior to July 15, 2009, the Senior Subordinated Notes have significant OID for United States federal income tax purposes. United States holders generally must include OID income for United States federal income tax purposes under a constant yield accrual method regardless of their regular method of tax accounting. As a result, United States holders of the Senior Subordinated Notes will include OID in income in advance of the receipt of cash attributable to such income.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Our corporate office is located at 10777 West Twain Avenue, Las Vegas, Nevada in approximately 5,100 square feet of space leased from an affiliate. The following table provides an overview of our owned and leased real properties all of which secure our obligations under our Senior Secured Notes and our Foothill Facility:

Location and Function(s)	Ownership Structure
CasaBlanca Hotel & Casino
Main Site and Improvements	Owned
Timeshare Units	Owned by us and unrelated third parties
Timeshare Unit Land	Owned(1)
CasaBlanca Golf Club	Leased(2)
Unimproved Land	Owned
Oasis Hotel & Casino
Main Site and Improvements	Owned
Palms Golf Course	Arizona Land Owned (76 acres) / Arizona Land Leased (180 acres)(3)
Oasis Recreational Facility	Owned(4)
Timeshare Units	Owned by us and unrelated third parties(5)
Timeshare Units Land	Owned by us and unrelated third parties
Virgin River Hotel, Casino & Bingo
Main Site and Improvements	Owned(6)
Unimproved Land	Owned
Virgin River Convention Center Hotel & Casino
Main Site and Improvements	Owned
Unimproved Land	Owned

(1)
In addition to land owned, we formerly leased the land on which some of our former timeshare units are situated pursuant to a 50-year lease with our affiliate, MDW Mesquite, LLC. Pursuant to an agreement which became effective December 15, 2004, RBG, LLC and MDW Mesquite, LLC terminated the lease. See “Item 13. Certain Relationships and Related Transactions.”

(2)	We lease the land on which the golf club is located pursuant to a 99-year lease with River View, LLC that expires in June 2094.

(3)
The Palms Golf Course is located on a 256-acre site in Arizona, of which 180 acres are leased from the State of Arizona pursuant to a 10-year lease that expired in May 2008. Currently we are in the process of renegotiating this lease.

(4)	The Oasis Recreational Facility consists of a gun club as well as motocross and equestrian facilities in Arizona.

(5)
In January 2006, Oasis Interval Ownership, LLC entered into an agreement with Global Exchange Development Corp. to sell substantially all of the unsold time share intervals at the Oasis Hotel and Casino.

(6)	Title to the main site and related improvements is held by the Virgin River Casino Corporation.

ITEM 3. LEGAL PROCEEDINGS.
From time to time, we are a party to various claims arising in the normal course of business. However, management believes that there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our financial condition, results of operations or liquidity.
As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources for Black Gaming, LLC-Default Status”, we are currently in default under our Foothill Facility and our Senior Secured Notes. Our obligations under the Foothill Facility and the Senior Secured Notes could be accelerated. In such event, we would be in default under our Senior Subordinated Notes. We have been in active discussions with Wells Fargo Foothill and the ad hoc committee of the Senior Noteholders. Should we not resolve these various default issues, we anticipate that one or all classes of these lenders/Noteholders will likely initiate some form of action or proceeding to seek remedies under the respective class of debt.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Not applicable.
ITEM 6. SELECTED FINANCIAL DATA.
The selected financial data of Black Gaming, LLC is set forth below as of and for each of the years ended December 31, 2008, 2007, 2006, 2005 and 2004. On December 31, 2006, we completed a holding company reorganization (“Reorganization”) of entities under common control whereby each of Virgin River Casino Corporation (“VRCC”), RBG, LLC (“RBG”) and B & B B, Inc. (“B&BB”) became a directly or indirectly wholly owned subsidiary of Black Gaming, LLC. After a series of transactions related to the Reorganization, Black Gaming, LLC purchased the minority interest of Glenn Teixeira by exchanging his interest in VRCC for an interest in Black Gaming, LLC. Prior to the transaction, VRCC, RBG and B&BB each filed as a Registrant. As a result of the Reorganization Black Gaming, LLC, became a registrant. The selected financial data reflects the operations and financial condition of Black Gaming, LLC as though the Reorganization took place on January 1, 2004 similar to a pooling of interest. The acquisition of the minority interest was accounted for as a purchase on the date the transaction closed on December 31, 2006. Prior to the closing date the minority interest was accounted for as minority interest in the selected financial data. The information presented below summarizes certain selected financial data of previously separate entities which has been combined, except for 2006, 2007 and 2008 which have been consolidated and, which should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ending December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Statement of Operations Data:
Net revenues	131,637	163,183	168,230	162,262	154,010

Operating expenses	164,899	159,781	161,465	152,428	140,898

Operating (loss) income	(33,262)	3,402	6,765	9,834	13,112

Net (loss) income	(54,587)	(17,230)	(12,164)	(8,414)	2,859

Other Financial Data:
Depreciation and amortization	16,586	16,823	17,274	12,539	8,180

	As of December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	11,464	9,503	11,118	15,632	17,033

Total assets	150,468	194,284	201,627	212,944	205,630

Total debt and capital leases	206,093	193,587	181,954	182,665	168,564

Total Members’ (deficit) equity	(75,266)	(20,679)	(3,449)	6,268	16,465
Black Gaming, LLC has elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, as amended, which permits the owners of our companies to pay income taxes on our taxable income. Accordingly, a provision for income taxes is not included in our financial data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” of Black Gaming, LLC and Subsidiaries, and the Consolidated financial statements and related notes of Black Gaming, LLC included, see “Item 8. Financial Statements and Supplementary Data — Black Gaming, LLC and Subsidiaries Consolidated Financial Statements”.
Overview
We own and operate the CasaBlanca, the Oasis and the Virgin River in Mesquite, Nevada, which is located approximately 80 miles north of Las Vegas, Nevada. We own three of the four operating casinos in Mesquite and our properties collectively have a dominant market share in Mesquite. Our properties are well established, each having been in operation for at least ten years, and serve as significant drive-in gaming and resort destinations. Our operating properties collectively feature approximately 1,500 slot machines, 40 table games, and 2,100 hotel rooms, and offer extensive amenities, including championship golf courses, a full service spa, a bowling center, restaurants, and banquet and conference facilities. With each of our properties, we leverage our extensive value-oriented amenities and emphasis on slot play to target middle market gaming customers.
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

Black Gaming, LLC was organized as a limited-liability company in Nevada on August 4, 2006 in anticipation of modifying B&BB’s and VRCC’s organizational structure through a holding company reorganization (“Reorganization”). The Reorganization, which included a transfer of B&BB and VRCC shares for membership interests in us, was completed on December 31, 2006. As a result of the Reorganization, the Robert R. Black, Sr. Gaming Properties Trust (the “Black Trust”) owns 99.03% of our membership interests and Glenn Teixeira owns 0.97% of our membership interests. The transfer of shares of B&BB and VRCC for membership interests has been accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at B&BB’s and VRCC’s historical cost basis.
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
The Virgin River Convention Center is currently a non-operating casino, which we acquired out of the prior owner’s bankruptcy for $6.3 million in November 2000. The Virgin River Convention Center has 12,000 square feet of gaming space and 210 hotel rooms. We are presently using the property as a special events facility and for overflow hotel traffic from our other properties. We believe that the Virgin River Convention Center gives us a competitive advantage in the Mesquite market because it allows us the flexibility of opening the casino to meet market demand and to maintain our market share in the future on a cost-effective basis.
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
Gaming revenue indicators — table games drop and slot handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our historical table games win percentage is in the range of 16% to 19% of table games drop and our historical slot win percentage is in the range of 6% to 7% of slot handle.
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
Our results of operations tend to be seasonal in nature. During the year ended December 31, 2008, approximately 63% of our operating income (less depreciation and amortization and other non-cash items) was generated in the first quarter, approximately 41% was generated in the second quarter, and we generated losses during the final half of the year.

Financial Highlights of Black Gaming, LLC and Subsidiaries
(in thousands)

	Year ended
	December 31,		Years ended December 31,
	2008	% Change	2007	% Change	2006

Casino revenues	$81,831	(23.6%)	$107,112	1.3%	$105,762
Casino expenses	42,693	(19.4%)	52,998	11.7%	47,444
Profit margin	47.8%	—	50.5%	—	55.1%

Food and beverage revenues	$31,849	(23.0%)	$41,342	(4.2%)	$43,172
Food and beverage expenses	20,514	(7.6%)	22,205	(13.6%)	25,711
Profit margin	35.6%	—	46.3%	—	40.4%

Hotel revenues	$29,141	(15.0%)	$34,278	(2.2%)	$35,062
Hotel expenses	7,068	12.2%	6,298	(11.2%)	7,090
Profit margin	75.7%	—	81.6%	—	79.8%

Other revenues	$16,348	(17.9%)	$19,905	(1.8%)	$20,280
Other expenses	9,258	(20.4%)	11,633	(5.8%)	12,352

Promotional allowances	$27,532	(30.2%)	$39,454	9.5%	$36,046
Percent of gross revenues	17.3%	—	19.5%	—	17.7%

General and administrative expenses	$41,270	(17.0%)	$49,714	(0.6%)	$50,009
Percent of net revenues	31.4%	—	30.5%	—	29.7%
Year 2008 Compared to Year 2007
Consolidated Net Revenues. Consolidated net revenues decreased by 19.3% to $131.6 million for the year ended December 31, 2008 as compared to $163.2 million for the year ended December 31, 2007. The decrease was primarily due to a $25.3 million decrease in casino revenues, $9.5 million decrease in food and beverage revenues, a $5.1 million decrease in hotel revenues and a $3.6 million decrease in other revenues offset by a $11.9 million decrease in promotional allowances.
Consolidated Operating Income. Consolidated operating income decreased by 1078% to a loss of $33.3 million for the year ended December 31, 2008 as compared to operating income of $3.4 million for the prior year. This was principally due to a $27.3 million non-cash charge for impairments of assets, goodwill and intangibles, a $0.8 million increase in hotel expenses offset by a $10.3 million decrease in casino expenses, a decrease of $1.7 million in food and beverage expenses, a decrease of $2.4 million in other expenses, a $8.4 million decrease in general and administrative expenses and a $0.2 million decrease in depreciation and amortization expenses. Operating margin decreased to (20.8%) of net revenues for the year ended December 31, 2008 as compared to 2.1% in the prior year.
Casino. Casino revenues decreased 23.6% to $81.8 million for the year ended December 31, 2008 as compared to $107.1 million for the year ended December 31, 2007. The decrease in casino revenues was due to a $22.1 million decrease in slot revenues during the year ended December 31, 2008 compared to the same period in the prior year. Table games revenues decreased $2.1 million for the year ended December 31, 2008 as compared to the same period in the prior year. Other gaming revenue decreased $1.1 million due to decreases in all games, the majority of which was in poker revenue. Casino profit margin decreased to 47.8% for the year ended December 31, 2008 as compared to 50.5% for the year ended December 31, 2007. Casino expenses decreased 19.4% to $42.7 million for the year ended December 31, 2008 as compared to $53.0 million for the year ended December 31, 2007. The decrease was primarily attributable to decreased advertising and promotional expenses related to servicing casino guests, reduced gaming taxes as a result of reduced revenues and reduced usage of contract labor as compared to the prior year.

Food and Beverage. Food and beverage revenues decreased by 23.0% to $31.8 million for the year ended December 31, 2008 as compared to $41.3 million for the year ended December 31, 2007. Revenues decreased due to a reduction in covers combined with the effect of reduced pricing in all of our outlets. Food and beverage expenses decreased 7.6% to $20.5 million for the year ended December 31, 2008 as compared to $22.2 million for the year ended December 31, 2007. The decrease in food and beverage expenses was mainly due to a reduction in salaries and benefits and a reduction in direct food costs associated with decreases in covers. Food and beverage profit margin decreased to 35.6% for the year ended December 31, 2008 as compared to 46.3% for the year ended December 31, 2007. The decrease in food and beverage profit margin is primarily due to decreased pricing.
Hotel. Hotel revenues decreased by 15.0% to $29.1 million for the year ended December 31, 2008 as compared to $34.3 million for the year ended December 31, 2007. Revenues decreased due to decreased ADR on decreased number of occupied rooms. Hotel expenses increased 12.2% for the same time period to $7.1 million from $6.3 million primarily due to an increased reliance on contract labor. As a result of the lower ADR and increased expenses, hotel profit margin decreased to 75.7% for the year ended December 31, 2008 as compared to 81.6% for the prior year.
Other Revenues. Other revenues decreased by 17.9% to $16.3 million for the year ended December 31, 2008 as compared to $19.9 million for the year ended December 31, 2007. Revenue decreases were primarily due to decreases in spa and salon services and concert and special event revenues. Other expenses decreased 20.4% to $9.3 million for the year ended December 31, 2008 as compared to $11.6 million for the year ended December 31, 2007 due principally to reduced costs for concert and special event entertainers, reduced salaries and benefits as well as reduced direct costs associated with declines in revenues.
Promotional Allowances. Promotional allowances decreased by 30.2% to $27.5 million for the year ended December 31, 2008 as compared to $39.5 million for the year ended December 31, 2007. As a percent of gross revenues, promotional allowances decreased to 17.3% for the year ended December 31, 2008 as compared to 19.5% for the year ended December 31, 2007 primarily due to decreased expenses attributable to servicing casino guests.
General and Administrative (“G&A”). G&A expenses decreased by 17.0% to $41.3 million for the year ended December 31, 2008 as compared to $49.7 million for the year ended December 31, 2007. As a percent of net revenues, G&A expenses increased to 31.4% for the year ended December 31, 2008 as compared to 30.5% for the year ended December 31, 2007. G&A expenses decreased primarily due to a reduction in salaries and benefits related to a reduction in employee head count, a decrease in professional fees and a reduction in supplies.
Depreciation and Amortization. Depreciation and amortization decreased to $16.6 million for the year ended December 31, 2008 compared to $16.8 million for the year ended December 31, 2007.

Goodwill and Intangible Asset Impairment. Goodwill and other intangible assets are reviewed for impairment annually, or more frequently if indicators of impairment exist. During the second quarter of 2008 we felt that such indicators existed. See “Item 8. Financial Statements and Supplementary Data-Black Gaming, LLC and Subsidiaries Consolidated Financial Statements, Footnote 11-Impairment of Long Lived Assets, Goodwill and Intangibles” for a more detailed discussion of our approach. We recognized approximately $12.5 million of goodwill impairment. This impairment was driven mainly by continuing operating losses, the economic recession and depressed consumer sentiment. No impairment to goodwill was recognized during the year ended December 31, 2007. Also recognized during 2008, in the fourth quarter, was a charge of $4.3 million related to our various trademarks.
Impairment of Long Lived Assets. Long-lived assets, including intangible assets other than goodwill are amortized over their useful lives, unless these lives are determined to be indefinite. Intangible assets are carried at cost less accumulated amortization. Long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“FAS 144”). See “Item 8. Financial Statements and Supplementary Data-Black Gaming, LLC and Subsidiaries Consolidated Financial Statements, Footnote 11-Impairment of Long Lived Assets, Goodwill and Intangibles” for a more detailed discussion of our approach. As a result of the temporary reduction in operations at the Oasis, we recorded an impairment charge in the fourth quarter of 2008 of $5.0 million on equipment and buildings related to the Oasis facility, a $1.3 million impairment charge related to the Oasis’ customer lists and approximately $0.3 million related to the value of our property held for vacation interval sales.
During the second quarter of 2008, we re-assessed our plans to build a 37,000 square foot event center. As a result of the decision to indefinitely postpone the event center project, we recognized a non-cash write off of approximately $2.8 million which is included as a component of operating expenses under the caption “Impairment of long lived assets”.
In conjunction with our original plan to expand the Casablanca with a 180-room hotel tower, we incurred costs associated with the architectural design and planning of this project. These plans were re-evaluated and abandoned during the first quarter of 2008. As a result, we recognized a non-cash write-off of these assets of approximately $1.0 million which is included as a component of operating expenses under the caption “Impairment of long lived assets”.
Interest Expense. Interest expense increased to $21.6 million for the year ended December 31, 2008 as compared to $20.6 million for the year ended December 31, 2007. The increase in interest expense was due to increased outstanding debt during the year ended December 31, 2008 compared to the year ended December 31, 2007.
Year 2007 Compared to Year 2006
Consolidated Net Revenues. Consolidated net revenues decreased by 3.0% to $163.2 million for the year ended December 31, 2007 as compared to $168.2 million for the year ended December 31, 2006. The decrease was primarily due to a $1.8 million decrease in food and beverage revenues, a $0.8 million decrease in hotel revenues, a $0.4 million decrease in other revenues and a $3.4 million increase in promotional allowances offset by a $1.4 million increase in casino revenues.
Consolidated Operating Income. Consolidated operating income decreased by 49.7% to $3.4 million for the year ended December 31, 2007 as compared to $6.8 million for the prior year. This was mainly due to a $5.6 million increase in casino expenses and a decrease of $5.0 million in net revenues offset by a $3.5 million decrease in food and beverage expenses, a $0.8 million decrease in hotel expenses, a $0.7 million decrease in other expense, a $0.3 million decrease in general and administrative expenses and a $0.5 million decrease in depreciation and amortization expenses. Operating income margin decreased to 2.1% of net revenues for the year ended December 31, 2007 as compared to 4.0% in the prior year.

Casino. Casino revenues increased 1.3% to $107.1 million for the year ended December 31, 2007 as compared to $105.8 million for the year ended December 31, 2006. The increase in casino revenues was due to a $2.1 million increase in slot revenues during the year ended December 31, 2007 compared to the same period in the prior year and a slight increase in other gaming revenues, primarily driven by Keno play. Table games revenues decreased $0.7 million for the year ended December 31, 2007 as compared to the same period in the prior year. Casino profit margin decreased to 50.5% for the year ended December 31, 2007 as compared to 55.1% for the year ended December 31, 2006. Casino expenses increased 11.7% to $53.0 million for the year ended December 31, 2007 as compared to $47.4 million for the year ended December 31, 2006. The increase was primarily attributable to increased advertising and promotional expenses related to servicing casino guests, increased credit services fees and an increase in salaries and benefits for casino employees.
Food and Beverage. Food and beverage revenues decreased by 4.2% to $41.3 million for the year ended December 31, 2007 as compared to $43.2 million for the year ended December 31, 2006. Revenues decreased primarily due to a reduction in covers caused by construction disruption, including the Virgin River casino remodel, and additionally due to the closure of the Oasis coffee shop in the first half of the year. Food and beverage expenses decreased 13.6% to $22.2 million for the year ended December 31, 2007 as compared to $25.7 million for the year ended December 31, 2006. The decrease in food and beverage expenses was mainly due to a reduction in salaries and benefits and a reduction in direct food costs associated with decreases in covers. Food and beverage profit margin increased to 46.3% for the year ended December 31, 2007 as compared to 40.4% for the year ended December 31, 2006. The increase in food and beverage profit margin is primarily due to increased pricing.
Hotel. Hotel revenues decreased by 2.2% to $34.3 million for the year ended December 31, 2007 as compared to $35.1 million for the year ended December 31, 2006. Revenues decreased due to increased ADR on decreased number of occupied rooms. Hotel expenses decreased 11.2% for the same time period to $6.3 million from $7.1 million primarily due to a decrease in laundry and utility charges associated with decreased occupancy. As a result of the higher ADR on decreased expenses, hotel profit margin increased to 81.6% for the year ended December 31, 2007 as compared to 79.8% for the prior year.
Other Revenues. Other revenues decreased by 1.8% to $19.9 million for the year ended December 31, 2007 as compared to $20.3 million for the year ended December 31, 2006. Revenue decreases were primarily due to a bulk time share sale that occurred in the prior year that did not occur in the twelve month period ended December 31, 2007, in addition to decreases in spa and golf revenues. Other expenses decreased 5.8% to $11.6 million for the year ended December 31, 2007 as compared to $12.4 million for the year ended December 31, 2006 due mainly to reduced salaries and benefits as well as reduced direct costs associated with declines in utilization.
Promotional Allowances. Promotional allowances increased by 9.5% to $39.5 million for the year ended December 31, 2007 as compared to $36.0 million for the year ended December 31, 2006. As a percent of gross revenues, promotional allowances increased to 19.5% for the year ended December 31, 2007 as compared to 17.7% for the year ended December 31, 2006 primarily due to increased expenses attributable to servicing casino guests.
General and Administrative (“G&A”). G&A expenses decreased by 0.6% to $49.7 million for the year ended December 31, 2007 as compared to $50.0 million for the year ended December 31, 2006. As a percent of net revenues, G&A expenses increased to 30.5% for the year ended December 31, 2007 as compared to 29.7% for the year ended December 31, 2006. G&A expenses decreased primarily due to a reduction in employee incentives and awards and a decrease in professional fees related to entertainment expenses.

Depreciation and Amortization. Depreciation and amortization decreased to $16.8 million for the year ended December 31, 2007 compared to $17.3 million for the year ended December 31, 2006.
Change in Fair Value of Swaps. The interest rate swaps terminated on June 30, 2006. During the year ended December 31, 2006 the change in fair value of swaps resulted in income of $0.2 million.
Interest Expense. Interest expense increased to $20.6 million for the year ended December 31, 2007 as compared to $19.8 million for the year ended December 31, 2006. The increase in interest expense was due to increased outstanding debt during the year ended December 31, 2007 compared to the year ended December 31, 2006.
Impairment of Long Lived Assets. No impairment charges were recognized during the year ended December 31, 2007. During the year ended December 31, 2006 the Company recorded an impairment loss of approximately $1.4 million to adjust the carrying value of land due to contested ownership rights related to the land.
Liquidity and Capital Resources for Black Gaming, LLC.
The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks. In addition, construction and renovation projects entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, and unanticipated cost increases. All forward-looking statements are based on our current expectations and projections about future events. Some of the contingencies and uncertainties which any forward looking statement set forth below are subject to include, but are not limited to, those set forth above in the heading “Item 1A. Risk Factors.”
Default status
We are currently in default under our amended Foothill Facility and our Senior Secured Notes. Therefore, our obligations under the Foothill Facility and the Senior Secured Notes could be accelerated. In such event, we would be in default under our Senior Subordinated Notes.
We continue to evaluate our financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of our obligations, our business or a sale of some or all of our businesses. As outlined in “Item 8. Financial Statements and Supplementary Data-Black Gaming, LLC and Subsidiaries Consolidated Financial Statements, Footnote 8-Long term debt”, we are currently in negotiations with our lenders to restructure our indebtedness. We and our advisors are actively working toward such a transaction that would address the decline in our operating results and our capital structure, including our outstanding indebtedness. If we fail to enter into a restructuring agreement, our lenders will be able to exercise all their rights and remedies as secured creditors; including acceleration of our obligations under our Foothill Facility, Senior Secured Notes and Senior Subordinated Notes. As the success of any restructuring of our indebtedness will depend on the stability of and access to the capital and credit markets and agreements with and the consent of requisite numbers and percentages of lenders and holders of Notes, we cannot assure you that we will be successful in agreeing upon a restructuring. Whether or not we are able to agree upon restructuring of our outstanding indebtedness with our lenders and/or holders of Notes, we will likely be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code in order to successfully complete a restructuring of our outstanding indebtedness. The conditions and events described above raise a substantial doubt about the our ability to continue as a going concern. See “Item 8. Financial Statements and Supplementary Data-Black Gaming, LLC and Subsidiaries Consolidated Financial Statements, Footnote 15-Going Concern”.

Cash Flows
Our primary sources of liquidity and capital resources have been cash flow from operations and our credit facilities. As of December 31, 2008 and December 31, 2007, cash and cash equivalents were $11.5 million and $9.5 million, respectively.
Operating Activities
Cash provided by operating activities for the year ended December 31, 2008 was $0.1 million compared to $9.1 million for the year ended December 31, 2007. The $9 million decrease was primarily due to a $9.5 million decrease in operating income (excluding depreciation and amortization expense and other non-cash charges).
Cash provided by operating activities for the year ended December 31, 2007 was $9.1 million compared to $13.4 million for the year ended December 31, 2006. The $4.3 million decrease was primarily due to a $5.3 million decrease in operating income (excluding depreciation and amortization expense and other non-cash charges).
Investing Activities
Cash used in investing activities for the year ended December 31, 2008 was $0.6 million compared to $14.4 million for the year ended December 31, 2007. For the year ended December 31, 2008, the majority of cash used in investing activities consisted of $1.0 million in capital expenditures directed mainly towards our race and sports book at the Virgin River and gaming equipment purchases at the properties offset by proceeds of $0.3 million received from sale of assets.
Cash used in investing activities for the year ended December 31, 2007 was $14.4 million compared to $12.0 million for the year ended December 31, 2006. For the year ended December 31, 2007, the majority of cash used in investing activities consisted of $14.5 million in capital expenditures directed toward the Virgin River floor renovations, CasaBlanca buffet remodel and other exterior hotel improvements, Oasis room remodels and purchases related to the CasaBlanca Event Center and our temporary concert space.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2008 was $2.5 million compared to cash provided by financing activities of $3.7 million for the year ended December 31, 2007. For the year ended December 31, 2008, $9.0 million related to payments on long-term debt associated with equipment and our Foothill Facility, $1.9 million related to payments on gaming equipment financing, $0.2 million related to payments of financing costs and a $0.8 million reduction in the bank overdraft balance. These financing outflows were offset by $14.3 million of borrowings.
Cash provided by financing activities for the year ended December 31, 2007 was $3.7 million compared to cash used in financing activities of $5.9 million for the year ended December 31, 2006. For the year ended December 31, 2007, $6.0 million related to payments on long-term debt associated with equipment and our Foothill Facility, $4.9 million related to payments on gaming equipment financing, and a $0.9 million reduction in the bank overdraft balance. These financing outflows were offset by $15.5 million of borrowings.

Capital Expenditures for Black Gaming, LLC.
We have no significant commitments for capital expenditures in 2009. We anticipate spending on general capital improvements across our properties in order to provide a fresh, high quality product to our guests. We believe that existing cash, cash flows from operations and equipment financing will be adequate to satisfy our anticipated uses of capital during 2009 as we are currently not servicing our debt obligations under our Senior Secured Notes. See “Item 1A. Risk Factors” for discussion of risks related to the Notes.
Off Balance Sheet Arrangements for Black Gaming, LLC.
We are not currently subject to any off-balance sheet arrangements which we believe will have a material adverse impact on our financial condition.
Contractual Obligations and Commitments for Black Gaming, LLC.
The following table summarizes our contractual obligations and commitments as of December 31, 2008:

		Payments Due by Period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(dollars in thousands)
Contractual obligations:
Long-term debt(1)	$205,836	$205,836	$—	$—	$—
Gaming equipment financing	246	121	125	—	—
Capital leases	328	173	155	—	—
Operating leases	24,520	545	816	816	22,343

Total contractual obligations	$230,930	$206,675	$1,096	$816	$22,343

(1)
We are currently in default under our Foothill Facility and Senior Secured Notes. Therefore, our obligations under the Foothill Facility and Senior Secured Notes could be accelerated. In such event, we would be in default under our Senior Subordinated Notes, and our obligations under our Senior Subordinated Notes could be accelerated. Therefore, these amounts have been displayed as current liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. Historically, we have attempted to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings, which include the Notes and short-term borrowings under our Foothill Facility. Borrowings under our Foothill Facility bear interest at a margin above the Base Rate plus Base Rate Margin or the LIBOR rate plus LIBOR Rate Margin (each, as defined) as selected by us. However, the amount of outstanding borrowings is not expected to fluctuate and may be reduced from time to time. Our Foothill Facility was operating under a forbearance agreement which expired on March 9, 2009. The Company is currently in breach of the Foothill Facility, and Wells Fargo Foothill has the right to exercise any and all rights and remedies under the Foothill Facility, including the acceleration of the Company’s obligations under the Foothill Facility of approximately $14.8 million. Our Senior Secured Notes bear interest at 9% and mature in January 2012 and our Senior Subordinated Notes bear interest at 12 3/4% and mature in January 2013 however, due to current defaults, the holders of the Notes or the trustee could accelerate the maturity sooner than the stated maturity date. Our Senior Subordinated Notes accrue interest in the form of increased accreted value until January 2009 when the carrying value of the Senior Subordinated Notes will be $66.0 million. See “Item 8. Financial Statements and Supplementary Data-Black Gaming, LLC and Subsidiaries Consolidated Financial Statements, Footnote 8-Long term debt” for more detail in regards to our forbearance agreement and other debt.

The following table provides information about our long-term debt at December 31, 2008:

					Estimated
	Maturity		Face	Carrying	Fair
	Date		Amount	Value	Value
			(in thousands)
Foothill Facility at an average interest rate of 8.9%	December 2008	*	$15,000	$14,836	$14,836
9% Senior Secured Notes	January 2012	*	125,000	125,000	37,038
12 3/4 % Senior Subordinated Notes	January 2013	*	66,000	65,683	3,056

Total			$206,000	$205,519	$54,930

*
Due to current defaults, our obligations under the Foothill Facility and our Senior Notes could be accelerated prior to their stated maturity dates. In such event there would be a default under our Senior Subordinated Notes and these obligations could be accelerated as well.

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
The following table provides information about our financial instruments that are sensitive to changes in interest rates:

	As of December 31,
	2009		2010	2011	2012	2013	Thereafter	Total
	(dollars in thousands)
Long-term debt (including current portion):
Fixed-rate	$191,000	(1)	$—	$—	$—	$—	$—	$191,000
Average interest rate	10.29%		10.30%	10.30%	10.30%	10.30%	—	10.19%
Variable-rate	$14,836	(1)	$—	$—	$—	$—	$—	$14,836
Average interest rate	8.9%		—	—	—	—	—	8.9%

(1)
As of the date of this report our forbearance periods have expired and have not been renewed; therefore our debt is being presented as due within a year. We continue to evaluate our financial and strategic alternatives. Refer to our discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources for Black Gaming, LLC”.

Our $15 million Foothill Facility carries an average interest rate of 8.9% as of December 31, 2008. As of December 31, 2008, approximately $14.8 million was drawn on the Facility. The gaming equipment financing is separate to our debt agreements but because of their long-term nature we impute interest expense for accounting purposes. Contractually these agreements carry no interest, therefore we believe that there is no exposure to interest rate risk and therefore have excluded those contracts from the presentation above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members of Black Gaming LLC:
We have audited the accompanying consolidated balance sheets of Black Gaming LLC and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, members’ deficit, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Black Gaming LLC and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 15, the Company has incurred recurring operating losses, has a working capital deficiency and an accumulated deficit. In addition, the Company is in default under its Foothill Facility and Senior Secured Notes. The defaults under the Foothill Facility and Senior Secured Notes may also constitute an event of default under the Company’s Senior Subordinated Notes if the obligations under the Foothill Facility or Senior Secured Notes are accelerated. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 15. The 2008 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
/s/ Ernst & Young LLP

Las Vegas, Nevada
March 25, 2009

BLACK GAMING, LLC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$11,464	$9,503
Accounts receivable, net of allowance of $763 and $741 for 2008 and 2007, respectively	1,013	1,986
Related party receivables	460	327
Inventories	1,529	1,800
Property held for vacation interval sales	—	336
Prepaid expenses	3,377	4,180
Current portion of notes receivable	261	150

Total current assets	18,104	18,282
Property and equipment, net	111,330	131,480
Notes receivable, less current portion	117	537
Goodwill and other intangible assets, net	14,177	35,828
Deferred financing fees	4,787	6,259
Other assets	1,953	1,898

Total assets	$150,468	$194,284

Liabilities and Members’ Deficit
Current liabilities:
Bank overdraft	$—	$821
Current portion of obligations under capital leases	173	—
Current portion of gaming equipment financing	121	1,025
Current portion of long-term debt and debt in default	205,519	9,500
Accounts payable	2,557	2,950
Accrued liabilities	17,084	17,605

Total current liabilities	225,454	31,901
Gaming equipment financing, less current portion	125	15
Obligations under capital leases	155	—
Long term debt	—	183,047

Total liabilities	225,734	214,963

Commitments and contingencies (Note 13)

Members’ deficit	(75,266)	(20,679)

Total liabilities and members’ deficit	$150,468	$194,284

The accompanying notes are an integral part of these consolidated financial statements.

BLACK GAMING, LLC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31,
(in thousands)

	2008	2007	2006

Revenues:
Casino	$81,831	$107,112	$105,762
Food and beverage	31,849	41,342	43,172
Hotel	29,141	34,278	35,062
Other	16,348	19,905	20,280

Total revenues	159,169	202,637	204,276
Less—promotional allowances	(27,532)	(39,454)	(36,046)

Net revenues	131,637	163,183	168,230

Operating expenses:
Casino	42,693	52,998	47,444
Food and beverage	20,514	22,205	25,711
Hotel	7,068	6,298	7,090
Other	9,258	11,633	12,352
General and administrative	41,270	49,714	50,009
Depreciation and amortization	16,586	16,823	17,274
Loss on sale and disposal of assets	198	110	235
Impairment of long lived assets	14,815	—	1,350
Goodwill impairment	12,497	—	—

Total operating expenses	164,899	159,781	161,465

Operating (loss) income	(33,262)	3,402	6,765

Other (income) expense:
Other income	(315)	—	—
Interest expense, net	21,640	20,632	19,808
Change in fair value of interest rate swaps	—	—	(195)
Return on investment with MDW LLC	—	—	(928)

Loss before cummulative effect of change in accounting principle and minority interest	(54,587)	(17,230)	(11,920)
Cummulative effect of change in accounting principle	—	—	(196)

Loss before minority interest	(54,587)	(17,230)	(12,116)
Minority interest	—	—	(48)

Net loss	$(54,587)	$(17,230)	$(12,164)

The accompanying notes are an integral part of these consolidated financial statements.

BLACK GAMING, LLC. AND SUBSIDIARIES
Consolidated Statements of Members’ Deficit
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands)

Total Members’
Deficit

Balance, January 1, 2006	$6,268
Net loss	(12,164)
Members’ contribution	2,447

Balance, December 31, 2006	$(3,449)
Net loss	(17,230)

Balance, December 31, 2007	$(20,679)

Net loss	(54,587)

Balance, December 31, 2008	$(75,266)

The accompanying notes are an integral part of these consolidated financial statements.

BLACK GAMING, LLC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net loss	$(54,587)	$(17,230)	$(12,164)

Cummulative effect of change in accounting principle	—	—	196
Depreciation and amortization	16,586	16,823	17,274
Minority interest	—	—	48
Change in fair value of interest rate swaps	—	—	(195)
Loss on sale and disposal of assets	198	110	235
Impairment of long lived assets	14,815	—	1,350
Goodwill impairment	12,497	—	—
Amortization of deferred financing fees	1,622	1,601	1,605
Accretion of senior subordinated notes	7,637	6,749	5,965
Interest expense on gaming equipment financing	4	5	76
Cost of vacation interval sales	15	84	40
Change in operating assets and liabilities:
Accounts and related party receivables, net	840	859	(3,058)
Inventories	271	(52)	296
Prepaid expenses	803	1,031	(656)
Notes receivable	309	542	699
Change in other assets	(266)	(639)	(188)
Accounts payable and accrued liabilities	(603)	(797)	1,841

Net cash provided by operating activities	141	9,086	13,364

Cash flows from investing activities:
Proceeds received from sale of assets	317	85	54
Capital expenditures	(955)	(14,461)	(10,958)
Purchase of property rights	—	—	(1,100)

Net cash used in investing activities	(638)	(14,376)	(12,004)

Cash flows from financing activities:
Proceeds from issuance of long term debt and debt in default	14,331	15,500	5,000
Payment of gaming equipment financing	(1,879)	(4,876)	(4,308)
Payment of long term debt and debt in default	(8,996)	(6,000)	(7,788)
Payment of obligation under capital lease	(27)	—	—
Payment of financing costs	(150)	—	—
(Decrease) increase in bank overdraft	(821)	(949)	1,222

Net cash provided by (used in) financing activities	2,458	3,675	(5,874)

Net increase (decrease) in cash and cash equivalents	1,961	(1,615)	(4,514)
Cash and cash equivalents at beginning of period	9,503	11,118	15,632

Cash and cash equivalents at end of period	$11,464	$9,503	$11,118

The accompanying notes are an integral part of these consolidated financial statements.

BLACK GAMING, LLC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31,
(in thousands)

	2008	2007	2006

Supplemental cash flow disclosure:

Cash paid for interest	$12,550	$12,218	$12,401

Noncash investing and financing activities:

Acquisition of assets with gaming equipment financing	$1,082	$363	$335

Capital lease obligation	$356	$—	$—

Equity contribution	$—	$—	$1,377

Exchange of minority interest for equity	$—	$—	$1,070

The accompanying notes are an integral part of these consolidated financial statements.
..

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Organization, Description of Business, Basis of Presentation, Liquidity and Capital Resources
Black Gaming, LLC (“BG LLC”), through its wholly owned subsidiaries, B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo) (“B&BB”) and Virgin River Casino Corporation (“VRCC”) and its wholly owned subsidiary RBG, LLC (doing business as CasaBlanca Resort/Casino/Golf/Spa) (“RBG”) and its wholly owned subsidiary CasaBlanca Resorts, LLC (doing business as Oasis Resort & Casino) (“Resorts LLC”) (collectively the “Company”) is engaged in the hotel casino industry in Mesquite, Nevada.
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

The accompanying consolidated financial statements as of and for the years ended December 31, 2008, 2007 and 2006 include the accounts of the Company and all of its majority-owned subsidiaries and are maintained in accordance with U.S. generally accepted accounting principles. The Reorganization, predicated on the transfer of shares of B&BB and VRCC for membership interests in BG LLC, represented a transaction between entities under common control and is accounted for in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at B&BB and VRCC’s historical cost basis. As a result of the Reorganization, B&BB and VRCC became majority owned subsidiaries of BG LLC which owns 100%, directly or indirectly, in each subsidiary operating Company. Because of this majority ownership, the financial statements are consolidated.
The acquisition of Glenn Teixeira’s interest was presented as of the date the exchange occurred on December 31, 2006. All significant intercompany balances and transactions have been eliminated.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Company’s operations have been adversely affected by the general economic downturn in the U.S. economy. As a result of the adverse change in results of operations and the significant outstanding indebtedness, and default status on the Foothill Facility and the Senior Secured Notes, the opinion of the Company’s independent registered public accounting firm contains a going concern qualification. The Company is currently in discussions with an ad hoc committee of Senior Noteholders regarding its financial alternatives. The Company is also in discussions with Wells Fargo Foothill regarding the effect of the default under its Foothill Facility. If the Company is not successful in obtaining an extended forbearance agreement, a restructuring agreement or entering into a transaction to address its liquidity and capital structure, the Company may be required to seek protection under Chapter 11 of the U. S. Bankruptcy Code. The conditions described above raise a substantial doubt about the Company’s ability to continue as a going concern. See “Footnote 15 — Going Concern”.
2. Summary of Significant Accounting Policies
Casino Revenue and Promotional Allowances—The Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of rooms, food and beverage furnished to customers without charge is included in gross revenues and then deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses and consist of the following (in thousands):

	For the years ended December 31,
	2008	2007	2006

Food and beverage	$9,574	$10,786	$9,798
Hotel	4,878	5,024	4,795
Other	1,769	4,237	2,681

	$16,221	$20,047	$17,274

The Company’s One Card Slot Program (the “Slot Program”) allows customers to redeem points earned from their gaming activity at all the Company’s properties for complimentary food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries under the Slot Program is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed under the Slot Program is recorded in casino expenses. The Company also records a liability for the estimated cost of the outstanding points related to the Slot Program.
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

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Property Held for Vacation Interval Sales—Property held for vacation interval sales includes the acquisition costs of the vacation intervals and renovations and the cost of land, development and construction of the vacation interval project. As intervals are sold, the cost of the interval and the estimated cost of renovations or the estimated total costs at completion for the project are charged ratably to cost of vacation interval sales. Interest on renovations or development and construction of vacation intervals is capitalized or charged to expense depending on the duration of the renovations. In the fourth quarter of 2008 the Company recognized an impairment charge of approximately $0.3 million related to the entire value of the vacation interval inventory. See “Note 11, Impairment of Long Lived Assets, Goodwill and Intangibles” for details.
Notes and Accounts Receivable—The Company’s notes receivables originate from the Company’s time share operations and are considered homogenous and are evaluated for impairment collectively, except for individual receivables placed on nonaccrual status, in which case receivables are reviewed individually for impairment. In January of 2006, the Company adopted the provisions of SFAS 152, “Accounting for Real Estate Time-Sharing Transactions"(“SFAS 152”). SFAS 152 amends existing accounting guidance to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions.” In determining the allowance for possible credit losses, the Company, in accordance with SFAS 152, uses a technique referred to as static pool analysis, which tracks uncollectible notes receivable based on each year’s sales over the entire life of those notes. The Company considers whether the historical economic conditions are comparable to current economic conditions. If current economic conditions differ from the economic conditions in effect when the historical experience was generated, the Company adjusts the allowance for possible credit losses to reflect the expected effects of current economic conditions on uncollectibility. The Company groups all notes receivables in one pool for analytical purposes based on historical collectibility and customer demographics. As a result of the change in accounting for the allowance for possible credit losses, the Company has recorded in the accompanying consolidated statement of operations for the year ended December 31, 2006, a cumulative effect of a change in accounting principle of $196,000 to increase the allowance for possible credit losses.
The Company’s accounts receivable represent amounts due from patrons for gaming activities, hotel and other in addition to amounts due from on-line wholesalers.
Bad debt expense for notes and accounts receivable totaled $371,000, $126,000 and $59,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
Fair Value of Financial Instruments—The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable and debt, other than the Company’s Notes (see Note 8, Long term debt), approximates fair value primarily because of the short maturities of these instruments. The fair value on the Notes is based on quoted market prices.
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
The Company evaluates the carrying value for long-lived assets to be held and used, including property held for vacation interval sales, in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS 144). SFAS 144 requires that when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, companies should evaluate the need for an impairment write-down. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value less cost of disposal, compared to carrying value, with fair value typically based on a discounted cash flow model. When an impairment write-down is required, the related assets are adjusted to their estimated fair value less costs to sell. See Note 11, Impairment of Long Lived Assets, Goodwill and Intangibles.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Income Taxes—The Company is a limited liability company. As such, federal income taxes are an obligation of the individual owners and no provision for income taxes is reflected in the accompanying consolidated financial statements.
Advertising Costs—We expense advertising costs the first time the advertising takes place. Advertising expense, which is generally included in selling, general and administrative expenses in the accompanying consolidated statements of operations was approximately $4.1 million, $4.5 million and $5.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Deferred Financing Costs—Deferred financing costs are amortized to interest expense over the term of the related financing.
Goodwill and Other Intangible Assets—Goodwill represents the amount of an acquired company’s acquisition cost in excess of the fair value of assets acquired and liabilities assumed. The Company evaluates goodwill for impairment annually and whenever events and circumstances indicate that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. During the second quarter of 2008 such indicators existed and an impairment charge was recorded. Goodwill was $0 and $12.5 million at December 31, 2008 and 2007, respectively.
Other intangible assets represent acquired customer lists, which are stated at cost net of accumulated amortization, and trademarks. Trademarks totaled $6.2 million and $10.5 million at December 31, 2008 and 2007, respectively. Customer lists, originally valued at $21.3 million, totaled $8.0 million and $12.8 million as of December 31, 2008 and 2007, respectively. These costs are being amortized on a straight-line basis over the assets’ revised estimated useful life of approximately 5.7 years effective January 1, 2006. Total accumulated amortization related to customer lists was $12 million as of December 31, 2008. Amortization expense was $3.5 million for the years ended December 31, 2008, 2007 and 2006. Future amortization expense of intangible assets is estimated to be approximately $2.2 million per annum. During 2008 the Company recognized an impairment charge of approximately $5.7 million related to its customer lists and trademarks. See Note 11, Impairment of Long Lived Assets, Goodwill and Intangibles for a more detailed discussion of the Company’s approach.
Interest Rate Swaps—The Company, from time to time, has used interest rate swaps and similar financial instruments to assist in managing interest incurred on its long-term debt. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, are recorded as a reduction of, or addition to, interest expense as incurred over the life of the swap or similar financial instrument. The Company accounts for interest rate swap agreements in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and its corresponding amendments under SFAS 138 and SFAS 149. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded in earnings as a change in fair value of the swap unless special hedge accounting criteria are met whereby the change is recorded as a component of other comprehensive income. During the year ended December 31, 2004, the swaps became ineffective and, accordingly, the change in fair value was accounted for in earnings on the consolidated statements of operations for the year ending December 31, 2006. As of December 31, 2006 the swap had expired.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Players Club Liability—The Company adopted the consensus provisions of EITF 00-22—“Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” EITF 00-22 requires that the redemption of points, such as points earned in slot players clubs, be recorded as a reduction of revenue.
Although the consensus reached in EITF 00-22 applies to a redemption of points for cash as opposed to a redemption of points for free products and services, management believes the premise of EITF 00-22 applies to the Company’s Slot Program, which provides for the redemption of points for only free products and services (and not for cash).
The Company’s Slot Program allows customers to redeem points earned from their gaming activity at all the Company’s properties for complimentary food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed is recorded in casino costs and expenses. The Company also records a liability for the estimated cost of the outstanding points related to the Slot Program.
Self-Insurance Reserves—The Company reviews self-insurance reserves at least quarterly. The amount of reserve is determined by reviewing actual expenditures for the previous twelve-month period and reviewing reports prepared by the third party plan administrator for any significant unpaid claims. The reserve is accrued at an amount that approximates the amount needed to pay both reported and unreported claims as of the balance sheet date, which management believes are adequate.
Segment Information—It is management’s belief that the Company’s operations are part of a single segment which is the casino and hotel business and related amenities. The Company believes that it meets the “economic similarity” criteria established by SFAS 131, and as a result, the Company aggregates all of its properties into one operating segment. All of our properties offer similar products, cater to the same customer base, are all located in the Mesquite, Nevada, area, have the same regulatory and tax structure, share the same marketing techniques and are all directed by a centralized management structure.
In addition, management believes that all of the Company’s ancillary operations such as golf course operations, spa, timeshare and other amenities are in place to increase and enhance the casino and hotel business.
Reclassifications—Certain balance sheet and income statement amounts reported in the prior years have been reclassified to follow the Company’s current year’s reporting practice.
Recently Issued Accounting Standards—In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which defers the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the entity’s financial statements on a recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115"(“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141”). SFAS 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141 (revised) is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the non-controlling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the non-controlling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. SFAS 161 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In May 2008, the FASB issued SFAS No.162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was effective November 15, 2008. SFAS 162 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3” ). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP 157-3 amends SFAS 157 to include an example that illustrates key considerations when applying the principles in SFAS 157 to financial assets when the market for these instruments is not active. FSP 157-3 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. This FASB FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (R), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE, and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. This FSP is effective for the first reporting period ending after December 15, 2008, and shall apply for each annual and interim reporting period thereafter. The adoption of FAS 140-4 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows not have a material impact on our consolidated financial statements.
3. Discontinued Operations
In October 2006, the Company moved forward with plans to dispose of the Palm’s Golf Course and Oasis Gun Club operations. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company accounted for this endeavor as discontinued operations. At December 31, 2007 the Company determined that it no longer met the criteria to continue to classify the operations as discontinued. As such, previously presented financial data has been re-characterized and presented as part of continuing operations.
The following table sets forth the operations for the year ended December 31, 2006 related to Oasis Recreational Properties, Inc.’s assets previously shown as held for sale that have been included as part of continuing operations (in thousands):

For the year ended
December 31, 2006

Operating revenues	$3,185
Operating expenses	3,164
Depreciation and amortization	268
Interest expense	—

Net Loss	$(247)

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
4. Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2008	2007

Land	$32,812	$32,812
Building	77,549	77,897
Land and leasehold improvements	13,509	17,940
Furniture and fixtures	84,825	83,922
Construction in progress	1,518	5,325

	210,213	217,896
Less: accumulated depreciation	(98,883)	(86,416)

Property and equipment, net	$111,330	$131,480

The Company owns the Virgin River Convention Center which is opened as needed during the year to provide additional rooms for the Company’s operations. As of December 31, 2008 and 2007, these assets are reported in the accompanying consolidated balance sheets at $4.7 million and $5.0 million, net of accumulated depreciation, respectively.
As part of construction activities related to certain projects of the Company, the Company capitalized approximately $94,000 in interest for the year ended December 31, 2006. There was no capitalized interest for the years ended December 31, 2008 and 2007.
5. Notes Receivable

Notes receivable consist of the following (in thousands):

	December 31,
	2008	2007

Vacation interval notes receivable	$603	$912
Allowance for possible credit losses	(225)	(225)

	378	687
Less: current portion	(261)	(150)

Non-current notes receivable	$117	$537

Notes generated from the sale of vacation intervals generally bear interest at annual rates ranging from 12.75% to 14.75% and have terms of 5 to 7 years. The vacation interval notes receivable are collateralized by the right to use and deeds of trust on the vacation interval sold.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Maturities of notes receivable are as follows (in thousands):

Years ending December 31:
2009	$300
2010	192
2011	92
2012	19
2013	—
Thereafter	—

603
Less: allowance	(225)

$378

6. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2008	2007

Accrued management fees	$550	$863
Accrued taxes	730	1,072
Accrued insurance	1,376	1,212
Accrued slot program	4,168	4,299
Accrued wages, benefits and other personnel costs	3,242	2,043
Accrued interest	5,336	5,343
Accrued other	1,682	2,773

Total accrued liabilities	$17,084	$17,605

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Gaming equipment financing consists of the following (in thousands):

	December 31,
	2008	2007

Gaming equipment financing to purchase 478 games, no payments for one year and monthly payments of $251 for 24 months beginning February 2006	$—	$248
Gaming equipment financing to purchase 68 games, no payments for one year and monthly payments of $43 for 24 months beginning January 2006	—	43

Gaming equipment financing to purchase 70 games, no payments for one year and monthly payments of $39 for 24 months beginning March 2006	—	38
Gaming equipment financing to purchase 80 games, monthly payments of $27 for 36 months beginning April 2005	—	165
Gaming equipment financing to purchase 64 games, no payments for one year and monthly payments of $26 for 24 months beginning February 2006	—	52
Gaming equipment financing to purchase 38 games, monthly payments of $13 for 36 months beginning April 2005	—	37
Gaming equipment financing to purchase 55 games, no payments for one year and monthly payments of $16 for 24 months beginning January 2006	—	282
Gaming equipment financing, monthly payments of $3 for 36 months beginning January 2005	—	1
Gaming equipment financing to purchase 4 games, monthly payments of $1 for 36 months beginning April 2005	—	8
Gaming equipment financing to purchase 6 games, no payments for one year and monthly payments of $6 for 24 months beginning February 2007	3	36
Gaming equipment financing, monthly payments of $1 for 36 months beginning July 2006	6	18
Gaming equipment financing, no payments for 18 months and monthly payments of $1 for 36 months beginning July 2006	3	104
Gaming equipment financing, monthly payments of $1 for 36 months and beginning on July 2006	3	8
Gaming equipment financing, monthly payments of $10 for 28 months beginning October 2008	231	—

	246	1,040
Less: current portion	(121)	(1,025)

Gaming equipment financing, long-term portion	$125	$15

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Maturities of gaming equipment financing are as follows (in thousands):

Years ending December 31:
2009	$121
2010	114
2011	11
2012	—
2013	—
Thereafter	—

$246

8. Debt
Debt consists of the following (in thousands):

	December 31,
	2008	2007
Revolving credit facility totaling $15 million with Wells Fargo Foothill, Inc. at a margin above prime or LIBOR, as defined; collateralized by substantially all assets of the Company as defined	$14,836	$9,500
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	125,000	125,000
12 3/4 % senior subordinated notes, non-cash interest will accrue at an annual rate of 12 3/4 % in the form of increase accreted value until January 15, 2009. Beginning July 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	65,683	58,047

	205,519	192,547
Less: current portion — debt in default	(205,519)	(9,500)

Total long-term debt	$—	$183,047

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
Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, which is 3.5%, or the Base Rate, as defined, plus the Base Rate Margin, which is 2%. LIBOR was approximately 1.1% and prime was 3.25% at December 31, 2008. The Foothill Facility also contains certain financial and other covenants. These include a minimum trailing twelve-month Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $15 million for the Company and limitations on other indebtedness and capital expenditures, as defined.
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

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Forbearance Agreement amended the Foothill Facility and provided that the lender would forbear from exercising certain rights and remedies under the amended Foothill Facility and other loan documents as a result of the existing default described above, and modifies certain financial covenants, calculations and rates of the Foothill Facility through January 15, 2009 (“Forbearance Period”) or earlier upon the occurrence of one or more events of default. The Forbearance Agreement provides, among other things, for the following:
1.
The LIBOR Rate Margin has been increased to 5% from 3.50%, and the Base Rate Margin has been increased to 5% from 2%. Therefore, the interest rate premium payable in respect of loans available under the Credit Agreement has been increased accordingly;

2.	The minimum EBITDA covenant has been reduced from $15.0 million to $10.0 million for the September 2008 through December 2008 reporting periods;

3.	The Borrowing Base multiple has been increased from 1.0x to 1.5x from the execution of the Forbearance Agreement until January 15, 2009;

4.	The Company has been allowed to temporarily reduce operations at the Oasis during the Forbearance Period.
At December 31, 2008, $14.8 million was drawn under the Foothill Facility, and such amount has been classified as a current liability in the accompanying balance sheet. The Company was not in compliance with covenants of maintaining a minimum trailing twelve-month EBITDA set by the Foothill Facility at December 31, 2008. Accordingly, the availability under the Foothill Facility at December 31, 2008 was limited to approximately $0.2 million. The outstanding balance on the Foothill Facility is a joint and several obligation of the Company. The Company is continuing to evaluate its financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of its obligations or a sale of some or all of its businesses. The Company and its advisors are actively working toward one or more such transactions that would address the decline in operating results and enhance the capital structure.
As part of the cost of extending the maturity date of the Foothill Facility the Company incurred approximately $0.2 million of deferred financing fees that are being amortized over the extended life of the facility.
Subsequent Events
•
On January 15, 2009, the Company entered into a First Amendment to Forbearance, Consent and Third Amendment to Credit Agreement (“First Amendment to Forbearance”). The First Amendment to Forbearance extended the Forbearance Period from January 15, 2009 to February 2, 2009. No other provisions of the Forbearance Agreement were amended, the terms of the Forbearance Agreement remained in full force and effect in accordance with their respective terms.

•
On February 2, 2009, the Company entered into a Second Amendment to Forbearance, Consent and Third Amendment to Credit Agreement (“Second Amendment to Forbearance”). The Second Amendment to Forbearance extended the Forbearance Period from February 2, 2009 to February 12, 2009. Section 3 of the Forbearance Agreement was also amended to allow the Company to transfer slot machines and video poker machines from the Suspended Location, as defined in the Forbearance Agreement, to one of the Company’s other operating casino locations. No other provisions of the Forbearance Agreement were amended, and the terms of the Forbearance Agreement remained in full force and effect in accordance with their respective terms.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
•
On February 12, 2009, the Company entered into the Amended and Restated Forbearance Agreement with respect to the Foothill Facility. Pursuant to the Amended and Restated Forbearance Agreement, during the Forbearance Period (as defined in the Amended and Restated Forbearance Agreement) Wells Fargo Foothill agreed to forbear from enforcing its rights under the Foothill Facility that arise because of certain Designated Events of Default (as defined in the Amended and Restated Forbearance Agreement) including the non-payment of interest on the Senior Secured Notes. Upon the expiration of the Forbearance Period, the forbearance shall terminate and Wells Fargo Foothill shall have the right to exercise any and all rights and remedies under the Foothill Facility, including the acceleration of the Company’s obligations under the Foothill Facility of approximately $14.8 million. The Forbearance Termination Date (as defined in the Amended and Restated Forbearance Agreement) is March 2, 2009, subject to extension to March 9, 2009 or earlier termination as provided in the Amended and Restated Forbearance Agreement. A covenant in the Amended and Restated Forbearance Agreement required the Company to execute a forbearance agreement with the holders of the Senior Secured Notes (“Senior Noteholders”) by February 17, 2009 with respect to the Senior Secured Notes. As no forbearance agreement was executed with the Senior Noteholders within this timeframe, the Company was in breach of the terms of the Amended and Restated Forbearance Agreement, and Wells Fargo Foothill has the right to exercise any and all rights and remedies under the Foothill Facility, including the acceleration of the Company’s obligations under the Foothill Facility of approximately $14.8 million. Wells Fargo Foothill also consented to the continued reduction of operations at the Oasis during the Forbearance Period.

•
On February 25, 2009, the Company entered into a Second Amended and Restated Forbearance Agreement (“Second Amended Forbearance”) with respect to the Foothill Facility. The Second Amended Forbearance amended and restated in its entirety the Amended and Restated Forbearance Agreement. Pursuant to the Second Amended Forbearance, during the Forbearance Period (as defined in the Second Amended Forbearance Agreement) Wells Fargo Foothill agreed to forbear from enforcing its rights under the Foothill Facility that arise because of certain Designated Events of Default (as defined in the Second Amended Forbearance Agreement). Upon the expiration of the Forbearance Period, the forbearance shall terminate and Wells Fargo Foothill shall have the right to exercise any and all rights and remedies under the Foothill Facility, including the acceleration of the Company’s obligations under the Foothill Facility of approximately $14.8 million. The Forbearance Termination Date (as defined in the Second Amended Forbearance Agreement) was March 2, 2009, subject to extension to March 9, 2009 if the Company provided a restructuring term sheet to Wells Fargo Foothill by March 2, 2009. The Company also agreed to provide Wells Fargo Foothill with certain projections by March 6, 2009. Wells Fargo Foothill also consented to the continued reduction of operations at the Oasis during the Forbearance Period and to the ability of the Company to transfer equipment from the Oasis to one of the Company’s other operating casino locations.

•
As of the date of this report the Forbearance Termination Date has passed. The Company has provided a restructuring term sheet and certain projections to Wells Fargo Foothill by the required date. The Company is continuing to evaluate its financial and strategic alternatives in light of the expiration of the Forbearance Period. Accordingly, our obligations under the Foothill Facility are classified as current in the accompanying balance sheet.

Senior Secured and Senior Subordinated Notes
In December 2004, VRCC, RBG and B&BB (the “Issuers”) issued $125.0 million of 9% senior secured notes (“Senior Notes”) due on January 15, 2012 and $39.9 million in gross proceeds of 12 3/4 % senior subordinated notes (“Senior Sub Notes”) due January 15, 2013 (collectively the “Notes”). The Notes are joint and several obligations of the Issuers and all current and future subsidiaries of the Issuers.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Senior Notes pay interest semiannually while the Senior Sub Notes accrue interest in the form of increased accreted value until January 15, 2009, when the carrying book value of the Senior Sub Notes will be $66.0 million. Beginning on July 15, 2009, the Senior Sub Notes will cash pay interest semiannually similar to the Senior Notes.
The Indentures governing the Notes (the “Indentures”) contain certain customary financial and other covenants, which limit the Company’s ability to incur additional debt. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, on a pro-forma basis after the incurrence of the additional indebtedness is at least 2.00 to 1.00. As of December 31, 2008, the Company has a Consolidated Coverage Ratio that is less than 2.00 to 1.00 and accordingly has incurred no additional indebtedness as defined.
The Indentures also contain other covenants which limit the ability of the Issuers and Guarantors, as defined, to pay dividends, redeem stock, or make other distributions, make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined in the Indentures. There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries. The Issuers were in compliance with these covenants at December 31, 2008 and December 31, 2007.
The Senior Notes are secured by substantially all existing and future assets of the Issuers and the Guarantors, as well as the equity interest of the Guarantors, the equity interests of the Black Trust in the Issuers. The Guarantors are all the wholly owned subsidiaries of the Issuers. The Senior Notes are subordinated to the security interests of the Foothill Facility. The Senior Sub Notes are subordinate to the Senior Notes and all other indebtedness of the Company.
As part of the costs of issuing the Notes, the Company incurred approximately $10.6 million in deferred financing fees. Within the $10.6 million in deferred financing fees is $7.7 million in underwriter fees associated with the Notes. These costs are being amortized over the life of the Notes.
The estimated fair value of the Company’s Senior Notes and Senior Sub Notes at December 31, 2008 and 2007 was $37.0 million, $3.1 million, $108.1 million and $44.0 million, respectively. The estimated fair value amounts were based on quoted market prices. For all other indebtedness, the fair value approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.
Subsequent Events
•
On January 15, 2009, the Company failed and is continuing to fail to make the $5.625 million semi-annual interest payment then due to the Noteholders. The Company’s 30-day grace period expired on February 15, 2009. The Company is in discussions with an ad hoc committee of holders of Senior Notes (the “Senior Noteholders”) regarding the Company’s financial alternatives. Because the interest payment was not made prior to the expiration of the 30-day grace period, the aggregate principal amount of the Senior Notes, plus the unpaid interest payment and any other amounts due and owing on the Senior Notes could be declared immediately due and payable by the Trustee under the Indenture or by holders of 25% or more of the aggregate principal amount of the Senior Notes. The acceleration of the Company’s obligation under the Senior Notes would constitute an event of default under the Senior Sub Notes. In such event, the aggregate principal amount of the Senior Sub Notes, plus accrued and unpaid interest, if any, and any other amounts due and owing on the Senior Sub Notes could be declared immediately due and payable by the Trustee under the indenture governing the Senior Sub Notes or by holders of 25% or more of the aggregate principal amount of the Senior Sub Notes. Failure to make the interest payment on the Senior Notes also constituted an event of default under the Foothill Facility. Wells Fargo Foothill is currently able to declare the Company’s obligations under the Foothill Facility immediately due and payable.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
•
On February 19, 2009, the Company entered into a Forbearance Agreement (“Noteholders Forbearance Agreement”) with the Senior Noteholders who have represented that they hold more than 75% of the Company’s Senior Notes. The Noteholders Forbearance Agreement provides that during the Forbearance Period (as defined in the Noteholders Forbearance Agreement) the Senior Noteholders would forbear from exercising rights and remedies that are available under the Indenture governing the Senior Notes and the other Loan Documents (as defined in the Noteholders Forbearance Agreement) relating to certain Specified Defaults (as defined in the Noteholders Forbearance Agreement) including the Company’s failure to make the interest payment on the Senior Notes. The Senior Noteholders also agreed to forbear from taking any action to cause the Trustee under the Indenture to exercise any of the Trustee’s rights or remedies arising out of the Specified Defaults, and, if the Trustee does take any action with respect to any of the Specified Defaults during the Forbearance Period, to the extent provided for in the Loan Documents, the Senior Noteholders would cause the Trustee to forbear from exercising any of its rights or remedies under the Loan Documents. The Forbearance Period commenced on the Effective Date and went through March 9, 2009, provided that (i) the Company provided a restructuring term sheet to the professional advisors of the Senior Noteholders by March 2, 2009 and (ii) the Company provided certain projections to the professional advisors of the Senior Noteholders by March 6, 2009.

•
As of the date of this report the termination date of the Noteholders Forbearance Agreement has passed. The Company has provided a term sheet and certain projections to the professional advisors of the Senior Noteholders by the required date. The Company is continuing to evaluate its financial and strategic alternatives in light of the termination of the Forbearance Agreement.

As such, the entire amount of the Senior Notes and Senior Sub Notes are classified as current liabilities in the Company’s consolidated balance sheet as of December 31, 2008.
The Company also agreed to pay certain fees and expenses incurred by the professional advisors of the Senior Noteholders and to provide them with reasonable access to the Company.
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
The Swaps became completely ineffective during the year ended December 31, 2004. Accordingly, for the year ended December 31, 2006, the change in fair value of the Swaps was accounted for in net income. The total amount of the loss was recorded in the accompanying consolidated statement of operations of the Company. At December 31, 2008 and 2007, the Company had no swap arrangements.
9. Leases
Capital Leases
The Company is the lessee of golf maintenance equipment under a capital lease which was executed in December 2008 and expires in October 2010. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. These assets totaled approximately $356,000 and are included under the caption furniture and fixtures on the Company’s consolidated balance sheet for the year ended December 31, 2008. Depreciation of the assets began the month after they were placed in service accordingly there was no depreciation expense for these capitalized assets included in the year ended December 31, 2008.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Future minimum lease payments under capital leases for the five years subsequent to December 31, 2008 are as follows (in thousands):

Years ending December 31:
2009	$173
2010	155
2011	—
2012	—
2013	—
Thereafter	—

$328

Operating Leases
As part of the acquisition of the Oasis Resort Hotel and Casino, Resorts LLC has been assigned the rights to an agreement to lease the land which underlies a portion of the golf course of the Oasis Casino and Hotel from the state of Arizona. The lease agreement is for a term of ten years that began in May 1998 at an annual rate of $26,650 and increases every year until the last year of the lease when the annual lease rate was $135,750. The Company is currently in negotiations to renew this lease under similar terms.
As part of the acquisition of the CasaBlanca, the Company has been assigned the rights to an agreement to lease the land and water rights which underlies the golf course of the CasaBlanca. The lease agreement is for a term of 99 years that began in June 1995 at a monthly lease rate of $18,000. In June 2005 and every 5 years thereafter, the lease rate will be adjusted based on the increase in the Consumer Price Index, as defined.
During 2006, the Company entered into an agreement with Town Center Drive & 215, LLC to lease executive office space. The term of the lease is 84 months at a rate of approximately $11,508 a month. The lease also provides for two five-year options to extend the lease at market price. The lease also requires the Company to pay its pro rata share of real estate taxes, operating expenses, and common area costs. In addition, the Company has received lease incentives in connection with this lease. The Company will recognize the benefits related to the lease incentives on a straight-line basis over the applicable lease term.
Future minimum lease payments under operating leases for the five years subsequent to December 31, 2008 are as follows (in thousands):

Years ending December 31:
2009	$545
2010	408
2011	408
2012	408
2013	408
Thereafter	22,343

$24,520

Rent expense for the years ended December 31, 2008, 2007 and 2006 were $1.8 million, $2.0 million and $1.8 million, respectively.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
10. Related Party Transactions
MDW is a Nevada limited-liability company in which Mr. Black has an interest. MDW owned a condominium complex located in Mesquite, Nevada. The Company had entered into a lease agreement with MDW whereby MDW gave the members of the CasaBlanca Vacation Club (the timeshare club associated with the CasaBlanca) the right to use and occupy the timeshare units located on the leasehold property. The remaining units at the condominium complex were utilized by the CasaBlanca for hotel and apartment purposes. On December 15, 2004, pursuant to a termination agreement, the Company terminated its lease with MDW. The Company recorded approximately $0, $0 million and $0.9 million in other income related to the condominium sales during the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007 the Company had no amounts owed to MDW.
Participants in the Company’s Slot Program are able to redeem their points for gasoline at the Virgin River Foodmart, Inc., a Nevada corporation, (“Foodmart”) which is owned by Mr. Black and former shareholders of the VRCC. The Foodmart charges the Company the retail amount of gas purchased with player points. For the years ended December 31, 2008, 2007 and 2006, the Foodmart had charged the Company $20,000, $35,000 and $45,000 respectively, for gasoline purchased with points from the Company’s Slot Program.
Black & LoBello is a law firm managed by the daughter of Mr. Black. The Company retains Black & LoBello as outside legal counsel, and Black & LoBello has received legal fees for legal services in the amount of $103,000, $307,000 and $303,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
Pursuant to the Indentures, Mr. Black is entitled to a management fee for his management of the Companies of up to 5% of EBITDA, as defined. The Company has expensed $550,000, $863,000 and $1.3 million as of December 31, 2008, 2007 and 2006, respectively.
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
Gaming Research is a consulting firm which was retained to perform marketing research for the Company. The principal of Gaming Research is the father of the Company’s former chief operating officer. Gaming research received consulting fees of $0, $177,000 and $222,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
The Company provided management and other services to two related parties that manage and operate the home owners associations of the vacation intervals sold at the property. As of December 31, 2008 and 2007, respectively, included in the accompanying consolidated balance sheets, respectively, is a receivable for $460,000 and $327,000 related to amounts owed for those services.
During 2006, the Company entered into an agreement with Town Center Drive & 215, LLC to lease executive office space. The term of the lease is 84 months at a rate of approximately $11,508 a month. Mr. Black is the owner and manager of Town Center Drive & 215, LLC. The Company paid a total of $169,000, $223,000 and $0 to Town Center Drive & 215, LLC under the lease for the years ended December 31, 2008, 2007 and 2006, respectively.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
11. Impairment of Long Lived Assets, Goodwill and Intangibles
Long lived assets—In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company reviews identified intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If such events or changes in circumstances are present, an impairment loss would be recognized if the sum of the expected future net cash flows is less than the carrying amount of the asset. For purposes of testing the Company’s intangible and other long lived assets, the Company estimated its fair value using values assigned by the local tax authorities in relation to the equipment and buildings and a discounted cash flow valuation for the customer lists and trademarks. The discounted cash flow approach is dependent on a number of critical management assumptions including appropriate discount rates and other relevant assumptions. Due to deterioration of economic conditions, the Company temporarily suspended portions of its operations as of December 5, 2008 at the Oasis Hotel and Casino. The Company recorded impairment charges in the fourth quarter of 2008, related to its long lived assets, which totaled approximately $6.6 million. These charges consisted of a $5.0 million impairment charge on equipment and buildings related to the Oasis facility, a $1.3 million impairment charge related to the Oasis’ customer lists and approximately $0.3 million related to the value of the property held for vacation interval sales.
In conjunction with the Company’s original plan to expand the Casablanca Hotel and Casino with a 180-room hotel tower, the Company incurred costs associated with the architectural design and planning of this project. These plans were re-evaluated and abandoned during the first quarter of 2008. As a result, the Company recognized a non-cash write-off of these assets of approximately $1.0 million which is included as a component of operating expenses under the caption “Impairment of long lived assets”.
During the second quarter of 2008 the Company re-assessed its plans to build a 37,000 square foot event center. As a result of the decision to indefinitely postpone the event center project the Company recognized non-cash write off of approximately $2.8 million which is included as a component of operating expenses under the caption “Impairment of long lived assets”.
No impairment charges were recognized during the year ended December 31, 2007.
During the year ended December 31, 2006 the Company recorded an impairment loss of approximately $1.4 million to adjust the carrying value of land due to contested ownership rights related to the land.
Goodwill and Intangibles—In accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company performs an impairment test of goodwill on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.
Because such indicators existed for the Company during the second quarter of 2008, the Company performed impairment testing on its goodwill. Factors deemed by the Company to be collectively indicators that a goodwill impairment test was required included record high fuel prices, operating losses and a softening U.S. economy.
For purposes of testing the Company’s goodwill, the Company estimated its fair value using a valuation technique based on discounted cash flows to substantiate the results of its enterprise value. The discounted cash flow approach is dependent on a number of critical management assumptions including appropriate discount rates and other relevant assumptions.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Step one indicated the fair value of the Company was less than its carrying value. Consequently, to confirm the existence of and to measure the amount of any impairment, the Company was required to perform step two of the SFAS 142 goodwill impairment testing methodology. In step two of the impairment testing, the Company determined the implied fair value of its goodwill estimating the current fair value of all of its assets and liabilities, including any recognized and unrecognized intangible assets. As a result of the step two testing, the Company determined that goodwill was fully impaired and therefore recorded a $12.5 million impairment charge during the second quarter of 2008 to eliminate the carrying value of its goodwill. This impairment charge is classified within “Goodwill impairment” in the Company’s condensed consolidated statements of operations.
During the fourth quarter of 2008 the Company also performed an impairment test of its various trademarks. The analysis of the potential impairment of the trademarks required a comparison of the fair value of the trademarks with their carrying amounts. If the carrying amount of the trademarks exceeded their fair value, an impairment loss would be recognized in an amount equal to that excess. As a result of the Company’s analysis an impairment of $4.3 million was recognized related to the Company’s various trademarks.
12. 401(k) Plan and Other Benefit Plans
The Company implemented a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 40% of the first 6% of each participating employee’s compensation. Effective January 1, 2008 the Company suspended all matching employer contributions. The plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company’s portion of the matching contributions for the years ended December 31, 2008, 2007 and 2006 were $0, $218,000, and $238,000, respectively.
As of December 31, 2008 the Company’s Long Term Incentive Plan (“LTIP”), adopted in October 2006, is no longer active. The LTIP was a long-term formula based compensation plan utilizing EBITDA, as defined, Long-term Debt, as defined, cash and a fixed multiple to compensate senior executives for increasing the operating performance and financial condition of the Company in the event that the executive remained with the Company. The Company awarded $205,000 in the LTIP for the fiscal year ended December 31, 2005, of which $68,000 was recognized as compensation expense and paid during the year ended December 31, 2006. As of December 31, 2006, the Company awarded $588,000 in the LTIP for the fiscal year ended December 31, 2006. For the year ended December 31, 2007, the Company recognized and paid approximately $68,000 as compensation expense related to the fiscal year 2006 and 2005 award. There are no remaining amounts to be paid as the senior executives included in the plan are no longer employed by the Company.
13. Commitments and Contingencies
Litigation—From time to time the Company is party to various legal proceedings, most of which relate to routine matters incidental to the business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.
Environmental Matter—The Company has become aware that there is contamination present on some of its properties apparently due to past operations, which included a truck stop and gas station. In particular, groundwater contamination at the Oasis property (which appears to have migrated onto the CasaBlanca property) is the subject of investigation and cleanup activities being conducted by the prior owners of the Oasis. Management believes that the prior owners are responsible for such matters under an indemnity agreement negotiated at the time the Oasis was purchased; however, there is no assurance that the Company will not incur costs related to this matter. Moreover, it is possible that future developments could lead to material environmental compliance costs or other liabilities for the Company and these costs could have a material adverse effect on our combined financial position or results of operations. In anticipation of marketing the golf course property during 2006, Resorts, LLC, entered into several agreements with WSR, Inc (“WSR”), the former owners of the Oasis Hotel & Casino, to terminate WSR’s remaining rights in the golf course property, among other matters, for approximately $1.1 million. Pursuant to the agreements, the funds paid to WSR will be used by WSR to remediate the existing environmental liability at the Oasis Hotel & Casino which continues to be an obligation of WSR.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Sales and Use Tax on Complimentary Meals—On March 27, 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that complimentary meals provided to employees and patrons are not subject to Nevada use tax. On April 15, 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court’s decision and in July 2008, the Court denied that motion for rehearing. The Department has notified interested parties that it intends to pursue an alternative legal theory through an available administrative process, and they continue to deny refund claims. It is anticipated that a hearing before the Nevada Administrative Law Judge may occur during the summer of 2009. Through June 2008, the Company paid use tax on these items and filed for refunds for the periods from July 2000 to June 2008. The amount subject to these refunds is approximately $1.8 million. As of December 31, 2008, the Company had not recorded a receivable related to this matter.
Other—In January 2006, Oasis Interval Ownership, LLC entered into an agreement with Global Exchange Development Corp. to sell substantially all of the unsold time share intervals at the Oasis Hotel and Casino. All sales were completed and there are no outstanding receivable amounts after December 31, 2007.
14. Rental Revenue
In November 2006, the Company entered into a lease agreement with MDC Restaurants, LLC (“MDC”), a Nevada limited liability company and franchisee of Denny’s, Inc., whereby MDC will operate a Denny’s restaurant in the location of the former coffee shop of the Oasis Hotel & Casino. The lease is for a five-year term, with one five-year renewal term and five one-year renewal terms. The Company will receive a minimum lease payment of $78,000 annually along with a percentage of rent based on revenue as defined in the agreement. As part of entering the lease, the Company agreed to provide a tenant improvement allowance of $212,500, $106,250 which was paid as of December 31, 2006 and the reminder paid during the year ended December 31, 2007. This amount will be amortized as a reduction of rental revenue over the term of the lease.
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
Future minimum lease payments to the Company under operating leases subsequent to December 31, 2008 are as follows (in thousands):

Years ending December 31:
2009	$205
2010	120
2011	78
2012	—
2013	—
Thereafter	—

$403

Rental revenue for the years ended December 31, 2008, 2007 and 2006 was $678,000, $617,000 and $135,000, respectively and is included in other revenue in the accompanying statements of operations.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
•	Subsequent Event

During the first quarter of 2009 Westates Theatre made the decision to cease operations at the Virgin River Hotel/Casino/Bingo. The Company and Westates Theater are negotiating a lease termination settlement. The Company does not expect to have rental income from the operations of the theater during 2009.

15. Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has generated net losses from operations of $54.6 million, $17.2 million and $12.2 million for the years ended December 31, 2008, 2007 and 2006, respectively, and has an accumulated deficit of $75.3 million at December 31, 2008. The Company has total cash and cash equivalents of $11.5 million and a net working-capital deficit of $207.4 million at December 31, 2008. The net working-capital deficit includes $11.8 million of the Company’s Foothill Facility, $125.0 million of the Company’s 9% Senior Secured Notes and $65.7 million of the Company’s 12 3/4% Senior Subordinated Notes. The Company is currently in default under its Foothill Facility and Senior Notes. The defaults under the Foothill Facility and Senior Notes may also constitute an event of default under the Company’s Senior Sub Notes if the obligations under the Foothill Facility or Senior Secured Notes are accelerated. Our liquidity is dependent on cash flows from operations, which have been adversely affected by the downturn in the economy causing the Company to realize operating losses and impairment charges.
As a result of the default under the Senior Secured Notes due to the failure to make the $5.625 million semi-annual interest payment and the cross default events as a result of that failed payment, the Company’s lenders could declare an event of default under the Indentures governing the Notes and require repayment of all outstanding borrowings ($205.5 million at December 31, 2008). The Company is currently in discussions with its lenders to negotiate a restructuring of its debt. If the Company is not successful in obtaining an extended forbearance agreement, a restructuring agreement or entering into a transaction to address its liquidity and capital structure, the Company may be required to seek protection under Chapter 11 of the U. S. Bankruptcy Code. The conditions and events described above raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.
16. Supplemental Guarantor Condensed Consolidating Financial Statements
At December 31, 2008, BG LLC and all of the Issuer’s, and Issuers’ subsidiaries, each of which is directly or indirectly wholly-owned by the BG LLC, are guarantors under the Foothill Facility and the indentures governing the Notes, see Note 8. These guarantees are full, unconditional and joint and several.
Note 17 represents the condensed consolidating balance sheets of BG LLC (“Parent”), Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries and eliminating entries as of December 31, 2008 and December 31, 2007 and the related condensed consolidating statements of operations and cash flows for each year in the three-year period ended December 31, 2008.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
17. Condensed Consolidating Financial Information (in thousands)

	Parent	Issuers			Guarantor	Non-Guarantor
	BG LLC	B&BB	RBG	VRCC	Subsidiaries	Subsidiaries	Eliminations	Consolidated
As of December 31, 2008
BALANCE SHEET:

Current Assets, including intercompany accounts	$4,957	$24,191	$28,875	$4,071	$13,140	$—	$(57,130)	$18,104
Property and equipment, net	214	7,856	40,197	33,208	29,855	—	—	111,330
Goodwill and Other Intangibles	—	6,140	6,049	—	1,988	—	—	14,177

Other assets excluding intercompany accounts	—	811	26,545	91,131	1,463	—	(113,093)	6,857

	$5,171	$38,998	$101,666	$128,410	$46,446	$—	$(170,223)	$150,468

Current Liabilities, including intercompany accounts	$9,610	$237,875	$225,532	$211,090	$20,187	$—	$(478,840)	$225,454
Long-term capital lease obligation	—	—	83	—	72	—	—	155
Long-term debt, less current portion	—	—	—	—	—	—	—	—

Gaming equipment financing, less current portion	—	125	—	—	—	—	—	125
Minority interest	—	—	—	—	—	—	—	—
Members’ (Deficit) Equity	(4,439)	(199,002)	(123,949)	(82,680)	26,187	—	308,617	(75,266)

	$5,171	$38,998	$101,666	$128,410	$46,446	$—	$(170,223)	$150,468

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Parent	Issuers			Guarantor	Non-Guarantor
	BG LLC	B&BB	RBG	VRCC	Subsidiaries	Subsidiaries	Eliminations	Consolidated
For the year ending December 31, 2008

STATEMENT OF OPERATIONS

Net revenues	$—	$41,916	$48,669	$6,909	$40,443	$—	$(6,300)	$131,637

Operating expenses:
Casino	—	14,897	15,206	—	12,590	—	—	42,693
Food and beverage	—	6,638	7,849	—	6,027	—	—	20,514
Hotel	—	2,060	2,311	10	2,687	—	—	7,068
Other	—	1,193	4,710	—	3,355	—	—	9,258
General and administrative	1,988	16,347	14,326	406	14,503	—	(6,300)	41,270
Depreciation and amortization	49	4,584	5,313	1,508	5,132	—	—	16,586
Loss on disposal of assets	—	55	82	—	61	—	—	198
Impairment of long lived asset	—	465	4,551	—	9,799	—	—	14,815
Goodwill impairment	—	1,043	5,727	—	5,727	—	—	12,497

Operating (loss) income	(2,037)	(5,366)	(11,406)	4,985	(19,438)	—	—	(33,262)

Other (income) expense:
Other income	—	(105)	(105)	—	(105)	—	—	(315)
Interest expense, net	2	2,054	19	19,541	24	—	—	21,640
Change in fair value of swaps	—	—	—	—	—	—	—	—
Return on investment with MDW	—	—	—	—	—	—	—	—

Loss before cumulative effect of change in accounting principle and minority interest	(2,039)	(7,315)	(11,320)	(14,556)	(19,357)	—	—	(54,587)

Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—

Loss before minority interest	(2,039)	(7,315)	(11,320)	(14,556)	(19,357)	—	—	(54,587)

Minority interest	—	—	—	—	—	—	—	—

Net loss	$(2,039)	$(7,315)	$(11,320)	$(14,556)	$(19,357)	$—	$—	$(54,587)

STATEMENT OF CASH FLOWS

Net cash provided by (used in) operating activities	$12	$4,867	$1,358	$(5,208)	$(888)	$—	$—	$141
Net cash (used in) provided by investing activities	(12)	(263)	45	(11)	(397)	—	—	(638)
Net cash (used in) provided by financing activities	—	(678)	(1,487)	5,185	(562)	—	—	2,458

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Parent	Issuers			Guarantor	Non-Guarantor
	BG LLC	B&BB	RBG	VRCC	Subsidiaries	Subsidiaries	Eliminations	Consolidated
As of December 31, 2007
BALANCE SHEET:

Current Assets, including intercompany accounts	$5,257	$13,668	$17,820	$2,713	$8,800	$—	$(29,976)	$18,282
Property and equipment, net	420	10,562	47,912	34,694	37,892	—	—	131,480
Goodwill and Other Intangibles	—	8,954	13,194	—	13,680	—	—	35,828

Other assets excluding intercompany accounts	—	818	46,213	123,091	1,699	—	(163,127)	8,694

	$5,677	$34,002	$125,139	$160,498	$62,071	$—	$(193,103)	$194,284

Current Liabilities, including intercompany accounts	$8,077	$29,663	$12,888	$14,898	$16,521	$—	$(50,146)	$31,901
Long-term debt, less current portion	—	183,047	192,547	183,047	—	—	(375,594)	183,047

Gaming equipment financing, less current portion	—	6	3	—	6	—	—	15
Minority interest	—	—	—	—	—	—	—	—
Members’ (Deficit) Equity	(2,400)	(178,714)	(80,299)	(37,447)	45,544	—	232,637	(20,679)

	$5,677	$34,002	$125,139	$160,498	$62,071	$—	$(193,103)	$194,284

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Parent	Issuers			Guarantor	Non-Guarantor
	BG LLC	B&BB	RBG	VRCC	Subsidiaries	Subsidiaries	Eliminations	Consolidated
For the year ending December 31, 2007

STATEMENT OF OPERATIONS

Net revenues	$—	$49,596	$60,598	$6,819	$52,470	$—	$(6,300)	$163,183

Operating expenses:
Casino	—	17,198	20,578	—	15,222	—	—	52,998
Food and beverage	—	6,253	8,803	—	7,149	—	—	22,205
Hotel	—	2,122	1,643	5	2,528	—	—	6,298
Other	—	1,329	6,056	—	4,248	—	—	11,633
General and administrative	2,377	19,172	17,624	441	16,400	—	(6,300)	49,714
Depreciation and amortization	23	4,695	5,419	1,535	5,151	—	—	16,823
Loss on disposal of assets	—	37	39	—	34	—	—	110
Impairment of long lived asset	—	—	—	—	—	—	—	—
Goodwill impairment	—	—	—	—	—	—	—	—

Operating (loss) income	(2,400)	(1,210)	436	4,838	1,738	—	—	3,402

Other (income) expense:
Other income	—	—	—	—	—	—	—	—
Interest expense, net	—	2,110	82	18,377	63	—	—	20,632
Change in fair value of swaps	—	—	—	—	—	—	—	—
Return on investment with MDW	—	—	—	—	—	—	—	—

Loss before cumulative effect of change in accounting principle and minority interest	(2,400)	(3,320)	354	(13,539)	1,675	—	—	(17,230)

Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—

Loss before minority interest	(2,400)	(3,320)	354	(13,539)	1,675	—	—	(17,230)

Minority interest	—	—	—	—	—	—	—	—

Net loss	$(2,400)	$(3,320)	$354	$(13,539)	$1,675	$—	$—	$(17,230)

STATEMENT OF CASH FLOWS

Net cash provided by (used in) operating activities	$434	$4,090	$9,057	$(9,443)	$4,948	$—	$—	$9,086
Net cash used in investing activities	(434)	(3,159)	(7,553)	(43)	(3,187)	—	—	(14,376)
Net cash (used in) provided by financing activities	—	(2,132)	(1,739)	9,500	(1,954)	—	—	3,675

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Parent	Issuers			Guarantor	Non-Guarantor
	BG LLC	B&BB	RBG	VRCC	Subsidiaries	Subsidiaries	Eliminations	Consolidated
For the year ending December 31, 2006

STATEMENT OF OPERATIONS

Net revenues	$—	$51,885	$60,662	$6,889	$55,094	$—	$(6,300)	$168,230

Operating expenses:
Casino	—	14,389	18,923	—	14,132	—	—	47,444
Food and beverage	—	7,762	9,550	—	8,399	—	—	25,711
Hotel	—	2,202	1,799	300	2,789	—	—	7,090
Other	—	1,355	6,107	—	4,890	—	—	12,352
General and administrative	—	19,936	17,734	393	18,246	—	(6,300)	50,009
Depreciation and amortization	—	4,880	5,412	1,509	5,473	—	—	17,274
Loss on disposal of assets	—	(16)	69	—	182	—	—	235
Impairment of long lived asset	—	—	—	1,350	—	—	—	1,350
Goodwill impairment	—	—	—	—	—	—	—	—

Operating (loss) income	—	1,377	1,068	3,337	983	—	—	6,765

Other (income) expense:
Other income	—	—	(928)	—	—	—	—	(928)
Interest expense, net	—	2,268	294	17,042	204	—	—	19,808
Change in fair value of swaps	—	—	(41)	(55)	(99)	—	—	(195)

Loss before cumulative effect of change in accounting principle and minority interest	—	(891)	1,743	(13,650)	878	—	—	(11,920)

Cumulative effect of change in accounting principle	—	—	125	—	71	—	—	196

Loss before minority interest	—	(891)	1,618	(13,650)	807	—	—	(12,116)

Minority interest	(48)	—	—	—	—	—	—	(48)

Net loss	$(48)	$(891)	$1,618	$(13,650)	$807	$—	$—	$(12,164)

STATEMENT OF CASH FLOWS

Net cash provided by operating activities	$—	$2,946	$3,676	$906	$5,836	$—	$—	$13,364
Net cash used in investing activities	—	(2,985)	(2,489)	(350)	(6,180)	—	—	(12,004)
Net cash used in financing activities	—	(1,616)	(1,563)	(2,000)	(695)	—	—	(5,874)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None
ITEM 9A(T). CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls
We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2008 fiscal year. This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer.
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
Conclusions
Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008, and have concluded that they are effective to timely alert them to material information relating to the Company required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls
There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.
Management assessed the effectiveness of our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment, it believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
ITEM 9B. OTHER INFORMATION.
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
Our executive officers and directors consist of the following:

Name	Age	Black Gaming, LLC

Robert R. Black, Sr.	56	Majority Member and Sole Manager

Sean P. McKay	31	Chief Accounting Officer

Anthony Toti	49	Chief Operating Officer

Martha Rapson	57	Vice President of Marketing Operations

Marleen Szalay	55	Vice President of Hotel Operations
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
Since August 2006, Mr. Black has been the sole Manager of Black Gaming, LLC. Since December 2004, Mr. Black has been Chairman of the Board, Chief Executive Officer and President of Virgin River Casino Corporation and B & B B, Inc. Mr. Black was Secretary and a Director of Virgin River Casino Corporation from July 1988 to December 2004. Mr. Black was Secretary of B & B B, Inc. from December 1990 to December 2004 and a Director of B & B B, Inc. from December 1989 to December 2004. Mr. Black has been the sole Manager of RBG, LLC since February 1997.
Sean P. McKay. Mr. McKay has served as our Chief Accounting Officer since January 2008. Previously, Mr. McKay served as Corporate Controller to Virgin River Casino Corporation, RBG, LLC and B & B B, Inc. since July 2005. From May 2002 to July 2005, Mr. McKay was employed by Avery Dennison, most recently as the General Accounting Manager. From 2000 to 2002, Mr. McKay was employed by the accounting firm of Arthur Andersen, LLP in the firm’s Las Vegas office providing audit services to the hospitality and gaming industry.
Anthony Toti. Mr. Toti has served as our Chief Operating Officer since December 2008. Previously, Mr. Toti served as Vice President of Gaming Operations since November 2007. Mr. Toti has approximately 28 years experience in the gaming industry, most recently as Director of Casino Operations at the Suncoast Hotel and Casino from October 2006 to October 2007. From July 2000 to October 2006, Mr. Toti served as Casino Manager at the Suncoast Hotel and Casino.
Martha Rapson. Ms. Rapson has served as our Vice President of Marketing Operations since November 2007. Ms. Rapson has been employed by us since June 1997 as Marketing Director for the Virgin River and Casablanca, with the addition of the Oasis in 2001.
Marleen Szalay. Ms. Szalay has served as our Vice President of Hotel Operations since December 2007. Ms. Szalay has been employed by us since May 1990 with varying degrees of responsibility. Her most recent position included Tri-Property Hotel Director from July 2001 to December 2007.
Key Employees
Kevin Boyer. Mr. Boyer, 40, has served as the General Manager of the Virgin River Hotel & Casino since October 2007. Mr. Boyer has been employed by us since May 1991 in various positions with varying degrees of responsibility. His most recent position included Oasis Controller from July 2002 to September 2006, transitioning to tri-property responsibility in September 2006 and to Assistant General Manager of Black Gaming, LLC in July 2007.

Marcus A. Hall. Mr. Hall, 64, returned to Black Gaming out of retirement as General Manger of the Virgin River in February 2008. From 1997 to 2007 Mr. Hall served as General Manager of the Casablanca. Mr. Hall served as General Manager of the Virgin River since its inception in 1990 to 1997.
Code of Ethics
We have not yet adopted a code of ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of our limited size.
ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Compensation Philosophy
Our primary goal with respect to executive compensation is to attract, retain and motivate the most qualified and dedicated executives, who possess the high-quality skills and talent required for the success of the business, to tie annual and long-term incentive compensation to achievement of certain performance objectives for us and the individual executives, and to encourage executive performance that contributes to our long-term growth. Since our equity is not publicly held, we are not required to form a compensation committee comprised of independent directors, as required by applicable laws and regulations, including the Sarbanes-Oxley Act, and applicable listing requirements.
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
Elements of Compensation
For the fiscal year ended December 31, 2008, our compensation components for the named executive officers included the following elements:
•	Base salary and

•	Annual bonus

Base Salary
We pay base salaries to our named executive officers and all other employees to compensate them for their services during the fiscal year. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. To assist us in the determination of appropriate compensation ranges we utilize the services of Business and Legal Reports, a subscription service which provides salary data and ranges for a variety of positions and, generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at companies of similar size, with similar revenues and in similar industries, in line with our compensation philosophy. Base salaries are reviewed annually, and executives are eligible for performance based increases based on the individual responsibilities and performance as it relates to the pre-determined financial targets that we set.
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
Each year, we set minimum, targets and maximum levels for corporate and individual performance goals, and payment of awards is based upon the achievement of those goals for that year. Upon completion of the fiscal year, we assess our performance and individual performance with respect to those goals, and an overall percentage amount for the corporate financial goals is calculated. The annual bonus is paid in cash and is ordinarily paid in a single installment in the March following the completion of a given fiscal year.
Post-Termination Compensation
In order for us to attract and retain well-qualified executives and key personnel and to provide ourselves and each executive certain security of continuity of management in the event of a change in control of the Company, we entered into employment security agreements with certain of our executive officers.
Perquisites and Other Personal Benefits
We provide our named executive officers with certain perquisites and other personal benefits that the we believe are reasonable and consistent with our overall compensation philosophy to attract, retain and motivate the most qualified and dedicated employees for key positions.

We do not issue stock or option awards to our executives. We also do not provide non-equity incentive plan compensation, do not have a pension plan and do not offer a nonqualified deferred compensation program. We have a 401(k) plan for our employees.
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
Summary Compensation Table
The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by our Principal Executive Officer, our Principal Financial Officer, and our three other most highly compensated executives as of December 31, 2008.
Summary Compensation Table

				All Other
		Salary	Bonus	Compensation		Total
Name and Principal Position	Year	($)	($)	($)		($)
Robert S. Black, Sr.	2008	556,500	—	551,150	(1), (2)	1,107,650
Chief Executive Officer	2007	556,500	—	872,500	(1), (3)	1,429,000
	2006	525,385	—	1,078,639	(4)	1,604,024

Sean P. McKay	2008	178,000	45,000	—		223,000
Chief Accounting Officer	2007	117,866	54,733	—	(5)	172,598
	2006	107,112	20,000	—		127,112

Anthony Toti	2008	249,995	50,000	—	(6)	299,995
Chief Operating Officer	2007	48,076	—	—	(7)	48,076

Martha Rapson	2008	114,000	—	—		114,000
Vice President of Marketing Operations	2007	107,120	23,544	—		130,664
	2006	105,885	—	—		105,885

Marleen Szalay	2008	123,000	—	—		123,000
Vice President of Hotel Operations	2007	113,580	25,456	—		139,036
	2006	113,415	—	—		113,415

(1)
Management fees are paid at the direction of Mr. Black and are accrued quarterly. Pursuant to the terms of the indentures governing the notes and the agreement governing our Foothill Facility, so long as no default has occurred and is continuing, we may pay Mr. Black management fees up to 5% of our consolidated EBITDA (as that term is defined in the indentures governing the notes and the agreement governing our Foothill Facility) for the immediately preceding fiscal year. Mr. Black has advised us that it is his present intention to charge us and collect management fees in the maximum amount permitted under the indentures and our Foothill Facility. In addition to management fees, commencing January 1, 2005, we have paid Mr. Black a salary at an annualized rate of $556,500. Although Mr. Black has sole authority to set his own salary, he has advised us that his salary will not exceed industry standards.

(2)
Representing $541,150 in management fees, accrued but not paid, related to fiscal year 2008, $0 in dividends and distributions accrued to Mr. Black by us and $10,000 in perquisites provided to Mr. Black and his wife in the form of compensatory use of hotel rooms, the Company limousine, golf and spa services, meals and Company tickets for events.

(3)
Representing $862,500 in management fees related to fiscal year 2007, $0 in dividends and distributions paid to Mr. Black by us and $10,000 in perquisites provided to Mr. Black and his wife in the form of compensatory use of hotel rooms, the Company limousine, golf and spa services, meals and Company tickets for events.

(4)
Representing $1,068,639 in management fees related to fiscal year 2006, $0 in dividends and distributions paid to Mr. Black by us and $10,000 in perquisites provided to Mr. Black and his wife in the form of compensatory use of hotel rooms, the Company limousine, golf and spa services, meals and Company tickets for sporting events.

(5)	Mr. McKay assumed the position of Chief Accounting Officer in January 2008. Mr. McKay served as the Company’s Corporate Controller in 2007 and 2006.

(6)	Mr. Toti assumed the position of Chief Operating Office in December 2008. Mr. Toti served as the Company’s Vice President of Gaming Operations in 2008 and 2007.

(7)	Mr. Toti began his tenure with Black Gaming in November 2007.
Employment Agreements
We entered into an executive employment agreement with Robert R. Black, Sr. effective as of January 8, 2009, where we agreed to pay Mr. Black a base salary of $577,500 which will increase by 5% on January 1 of each renewal period of the agreement. We will also pay Mr. Black a management fee equal to 5% of our Consolidated EBITDA, as defined in the Indenture. The management fee will be paid on January 8 of each year. In addition to his salary and management fee, Mr. Black is entitled to (1) reimbursement for all reasonable out-of-pocket expenses incurred in performing services under the agreement, (2) a car allowance of not less than $19,200 per year, (3) various food, spa, hotel rooms and related services at no charge, provided, such complimentaries do not exceed $2,000 per month. If Mr. Black is terminated without cause, he will be entitled to receive an amount equal to his base salary for the remainder of the term of the agreement, any portion of the management fee for any prior year which has not yet been paid, and, with respect to the year in which the termination without cause occurs, the management fee for such year through the effective date of the termination.
We entered into an executive employment agreement with Anthony Toti effective as of January 8, 2009, where we agreed to pay Mr. Toti a base salary of $250,000 per year and a bonus of $50,000 per year if Mr. Toti is employed by us as of December 31 of any year. However, if Mr. Toti is not employed by us as of December 31, he will have no right to receive any portion of such amount. In addition to his salary and bonus, Mr. Toti is entitled to (1) reimbursement for all reasonable out-of-pocket expenses incurred in performing services under the agreement, (2) participation in our employee benefit programs and plans generally made available to our executives or salaried employees, (3) executive perquisites in accordance with the terms and provisions of the applicable policies, and (4) participation in all PTO and vacation programs made available to our executives or salaried employees. If Mr. Toti is terminated without cause, he will be entitled to receive an amount equal to his salary for the remainder of the term of the agreement.
We entered into an executive employment agreement with Sean P. McKay effective as of January 7, 2008, where we agreed to pay Mr. McKay a base salary of $180,000 per year and a nondiscretionary annual bonus up to $70,000 based on certain personal and Company performance measures as determined by us. We have also agreed to pay Mr. McKay a payment equal to one year of his base salary upon a change in control.
Compensation Committee Interlocks and Insider Participation
We do not have a compensation committee. Mr. Black makes the decisions concerning the compensation of our executive officers.

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

March 31, 2009	MANAGEMENT BOARD
Robert R. Black, Sr.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
We are wholly owned by Robert R. Black, Sr., our Manager and Majority Member, and his affiliates, with the exception of a 0.97% ownership interest held by a minority owner. The following table sets forth our beneficial ownership. As of December 31, 2008, no rights exist to purchase any additional ownership interest in us.
Black Gaming, LLC

Title of Class	Name and Address of Beneficial Owner(1)	Membership Interest	Percent of Class
Membership Interest	Robert R. Black, Sr. (2)	99.03%	99.03%
Membership Interest	Sean P. McKay	0	0%
Membership Interest	Anthony Toti	0	0%
Membership Interest	Martha Rapson	0	0%
Membership Interest	Marleen Szalay	0	0%
Membership Interest	All executive officers and directors as a group(5 persons)	99.03%	99.03%

(1)	The address for each individual listed is Black Gaming, LLC, 10777 West Twain Ave., Las Vegas, Nevada 89135.

(2)	Owned by Robert R. Black, Sr. as trustee of the Robert R. Black Sr. Gaming Properties Trust u/a/d May 24, 2004.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
We believe that all of the transactions discussed below are on terms at least as favorable to us as would have been obtained from an unrelated third party.
MDW is a Nevada limited-liability company in which Mr. Black has an interest. MDW owned a condominium complex located in Mesquite, Nevada. We had entered into a lease agreement with MDW whereby MDW gave the members of the CasaBlanca Vacation Club (the timeshare club associated with the CasaBlanca) the right to use and occupy the timeshare units located on the leasehold property. The remaining units at the condominium complex were utilized by the CasaBlanca for hotel and apartment purposes. On December 15, 2004, pursuant to a termination agreement, we terminated the lease with MDW. We recorded approximately $0, $0 million and $0.9 million in other income related to the condominium sales during the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007 we had no amounts owed to MDW.

Participants in the Company’s Slot Program are able to redeem their points for gasoline at the Virgin River Foodmart, Inc., a Nevada corporation, (“Foodmart”) which is owned by Mr. Black and former shareholders of VRCC. The Foodmart charges the Company the retail amount of gas purchased with player points. For the years ended December 31, 2008, 2007 and 2006, the Foodmart had charged the Company $20,000, $35,000 and $45,000 respectively, for gasoline purchased with points from the Company’s Slot Program.
Black & LoBello is a law firm managed by the daughter of the sole shareholder of the Black Trust. The Company retains Black & LoBello as outside legal counsel, and Black & LoBello has received legal fees for legal services in the amount of $103,000, $307,000 and $303,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
Pursuant to the Indenture, Mr. Black is entitled to a management fee for his management of the Companies of up to 5% of EBITDA, as defined. The Company has expensed $550,000, $863,000 and $1.3 million as of December 31, 2008, 2007 and 2006, respectively.
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
Gaming Research is a consulting firm which was retained to perform marketing research for the Company. The principal of Gaming Research is the father of the Company’s former chief operating officer. Gaming research received consulting fees of $0, $177,000 and $222,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
The Company provided management and other services to two related parties that manage and operate the home owners associations of the vacation intervals sold at the property. As of December 31, 2008 and 2007, respectively, included in the accompanying consolidated balance sheets, respectively, is a receivable for $460,000 and $327,000 related to amounts owed for those services.
During 2006, the Company entered into an agreement with Town Center Drive & 215, LLC to lease executive office space. The term of the lease is 84 months at a rate of approximately $11,508 a month. Mr. Black is the owner and manager of Town Center Drive & 215, LLC. The Company paid a total of $169,000, $223,000 and $0 to Town Center Drive & 215, LLC under the lease for the years ended December 31, 2008, 2007 and 2006, respectively.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The aggregate accounting fees billed and services provided by Ernst & Young LLP, our principal accountant, for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Audit fees(1)	$280,000	$344,000
Audit-related fees(2)	20,000	20,000
Tax fees	—	—
All other fees	—	—

Total fees	$300,000	$364,000

(1)
Represents the aggregate fees Ernst & Young LLP billed us for each of the last two fiscal years for professional services for the audits of our annual financial statements and review of financial statements included in our reports on Form 10-Q or services that are normally provided by Ernst & Young LLP in connection with those filings. In the year ended December 31, 2008 we were billed $60,000 for audit fees related to our quarterly reports and $220,000 related to our annual report. In the year ended December 31, 2007, we were billed $54,000 quarterly for audit fees related to our quarterly reports, and $290,000 related to our annual report.

(2)	Represents the aggregate fees Ernst & Young LLP billed us for each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit.
We do not have an audit committee or a pre-approval policy with respect to any fees paid to Ernst & Young LLP, our principal accountant.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	List the following documents filed as part of the report:
(1)	All financial statements.
Included in “Item 8. Financial Statements and Supplementary Data” above.
(2)	Financial Statement Schedules.
Schedule II — Valuation and Qualifying Accounts
(3)	Exhibit Index.
See exhibits listed on the Exhibit Index following the signature page of this Annual Report, where said Exhibit Index is incorporated herein by reference.
(b)	Exhibits.
Included as exhibits are the items listed in the Exhibit Index.
(c)	Financial Statement Schedules.
Not applicable.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Provision for	Write-offs,	Balance at
	Beginning of	Doubtful	net of	End of
Description	Period	Accounts	Recoveries	Period

Allowance for Doubtful Accounts

Year Ended December 31, 2008	$741	$371	$(349)	$763
Year Ended December 31, 2007	$719	$126	$(104)	$741
Year Ended December 31, 2006	$725	$435	$(441)	$719

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Gaming, LLC (Registrant)
	By:	/s/ Robert R. Black, Sr.
Date: March 31, 2009		Robert R. Black, Sr.
Its: Manager
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr. Robert R. Black, Sr.	Manager (Principal Executive Officer)	March 31, 2009

/s/ Sean P. McKay Sean P. McKay	Chief Accounting Officer (Principal Financial and Accounting Officer)	March 31, 2009

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Virgin River Casino Corporation (Registrant)
	By:	/s/ Robert R. Black, Sr.
Date: March 31, 2009		Robert R. Black, Sr.
Its: Chairman of the Board, Chief Executive Officer and President
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr. Robert R. Black, Sr.	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2009

/s/ Sean P. McKay Sean P. McKay	Chief Accounting Officer (Principal Financial and Accounting Officer)	March 31, 2009

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBG, LLC (Registrant)
	By:	/s/ Robert R. Black, Sr.
Date: March 31, 2009		Robert R. Black, Sr.
Its: Manager
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr. Robert R. Black, Sr.	Manager (Principal Executive Officer)	March 31, 2009

/s/ Sean P. McKay Sean P. McKay	Chief Accounting Officer (Principal Financial and Accounting Officer)	March 31, 2009

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B & B B, Inc. (Registrant)
	By:	/s/ Robert R. Black, Sr.
Date: March 31, 2009		Robert R. Black, Sr.
Its: Chairman of the Board, Chief Executive Officer and President
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr. Robert R. Black, Sr.	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2009

/s/ Sean P. McKay Sean P. McKay	Chief Accounting Officer (Principal Financial and Accounting Officer)	March 31, 2009

EXHIBIT INDEX

Index No.	Description

3.1	Articles of Organization of Black Gaming, LLC filed August 4, 2006, incorporated by reference to registrant’s Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2007.

3.2
Amendment to Articles of Organization of Black Gaming, LLC filed December 15, 2006, incorporated by reference to registrant’s Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2007.

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

3.10	Articles of Incorporation of R. Black, Inc. filed February 19, 1997, incorporated by reference to registrant’s Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2007.

3.11	Operating Agreement of Black Gaming, LLC adopted December 31, 2006, incorporated by reference to registrant’s Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2007.

3.12	Amendment to Operating Agreement of Black Gaming, LLC adopted January 13, 2009.

3.13
By-laws of Virgin River Casino Corporation adopted July 14, 1988, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

3.14	Amendment to By-laws of Virgin River Casino Corporation adopted January 13, 2009.

3.15
Operating Agreement of RBG, LLC adopted March 17, 1997, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

3.16	Amendment to Operating Agreement of RBG, LLC adopted January 13, 2009.

Index No.	Description

3.17	By-laws of B & B B, Inc. adopted December 8, 1989, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

3.18
Operating Agreement of CasaBlanca Resorts, LLC adopted May 31, 2001, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

3.19	Amendment to Operating Agreement of Casablanca Resorts, LLC adopted January 13, 2009.

3.20
Operating Agreement of Oasis Interval Ownership, LLC adopted June 13, 2001, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

3.21
Operating Agreement of Oasis Interval Management, LLC adopted June 6, 2001, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

3.22
By-laws of Oasis Recreational Properties, Inc. adopted June 13, 2001, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

3.23	By-laws of R. Black, Inc. adopted February 19, 1997, incorporated by reference to registrant’s Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2007.

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

4.4
Indenture dated as of December 20, 2004 between Virgin River Casino Corporation, RBG, LLC and B & B B, Inc., certain guarantors and The Bank of New York Trust Company, N.A. relating to Series A and Series B 12 3/4% Senior Subordinated Discount Notes due 2012, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.5
Form of 12 3/4% Series B Senior Subordinated Discount Notes due 2012 (included as part of Indenture at Exhibit A), incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

Index No.	Description

4.6
Registration Rights Agreement dated as of December 20, 2004, by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries and Jefferies & Company, Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

4.7
Purchase Agreement dated as of December 10, 2004 by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries, certain pledgors and Jefferies & Company, Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

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

10.2	Black Gaming Long-term Incentive Plan, effective as of October 1, 2006, incorporated by reference to registrant’s Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2006.*

10.3
Agreement and Plan of Reorganization dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.

Index No.	Description

10.4
Guarantee for the Senior Secured Notes dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.

10.5
Guarantee for the Senior Subordinated Notes dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.

10.6
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

10.9	Security Agreement Supplement dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.

10.10	Pledged Interests Addendum dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.

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

10.13	General Continuing Guaranty dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.

10.14	Joinder Agreement and Amendment dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.

10.15
Consent by Wells Fargo Foothill, Inc., dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.

10.16	Joinder to Bailee Agreement dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.

Index No.	Description

10.17
First Amendment to Credit Agreement dated October 26, 2007, by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries, Wells Fargo Foothill, Inc. as the arranger and administrative agent and the other lending parties thereto, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2007.

10.18
Executive Employment Agreement dated May 14, 2007 made by Black Gaming, LLC with Jason Goudie, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 17, 2007.*

10.19
Separation of Employment Agreement And General Release dated September 28, 2007 made by Black Gaming, LLC with Jonathan Lowenhar, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2007.*

10.20
Separation of Employment Agreement And General Release dated September 28, 2007 made by Black Gaming, LLC with Scott DeAngelo, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2007.*

10.21
Executive Employment Agreement dated January 7, 2008 made by Black Gaming, LLC with Sean P. McKay, incorporated by reference to registrant’s Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2008. *

10.22
Second Amendment to Credit Agreement dated June 20, 2008, by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries, Wells Fargo Foothill, Inc. as the arranger and administrative agent and the other lending parties thereto, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on June 24, 2008.

10.23
Letter Agreement dated September 17, 2008, by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries, Wells Fargo Foothill, Inc., incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on September 22, 2008.

10.24
Executive Employment Agreement dated January 8, 2009 made by Black Gaming, LLC with Robert R. Black, Sr., incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2009.*

10.25
Executive Employment Agreement dated January 8, 2009 made by Black Gaming, LLC with Anthony Toti, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2009.*

10.26
Forbearance, Consent and Third Amendment to Credit Agreement dated November 3, 2008, by and among Black Gaming, LLC, B & B B, Inc., Virgin River Casino Corporation, RBG, LLC, Casablanca Resorts, LLC, Oasis Interval Management, LLC, Oasis Interval Ownership, LLC, Oasis Recreational Properties, Inc., R. Black, Inc., Wells Fargo Foothill, Inc. as the arranger and administrative agent and the other lending parties thereto, incorporated by reference to registrant’s Form 10-Q, as filed with the Securities and Exchange Commission on November 7, 2008.

Index No.	Description

10.27
First Amendment to Forbearance, Consent and Third Amendment to Credit Agreement dated January 15, 2009, by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries, Wells Fargo Foothill, Inc. as the arranger and administrative agent and the other lending parties thereto, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 20, 2009.

10.28
Second Amendment to Forbearance, Consent and Third Amendment to Credit Agreement dated February 2, 2009, by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries, Wells Fargo Foothill, Inc. as the arranger and administrative agent and the other lending parties thereto, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on February 6, 2009.

10.29
Amended and Restated Forbearance Agreement dated February 12, 2009, by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries, Wells Fargo Foothill, Inc. as the arranger and administrative agent and the other lending parties thereto, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on February 19, 2009.

10.30
Forbearance Agreement dated February 19, 2009, by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries, and Drawbridge Special Opportunities Advisors LLC, BlackRock Financial Management, Inc. High Yield Group, Midland National Life Insurance Company and 1 888 FUND, LTD., and Silver Point Capital Offshore Fund Ltd., incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2009.

10.31
Second Amended and Restated Forbearance Agreement dated February 25, 2009, by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries, Wells Fargo Foothill, Inc. as the arranger and administrative agent and the other lending parties thereto, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on March 2, 2009.

21.1	List of Subsidiaries of the Registrant, incorporated by reference to registrant’s Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2007.

31.1	Certification of Robert R. Black, Sr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Sean P. McKay pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert R. Black, Sr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Sean P. McKay pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory arrangements that were previously filed as exhibits pursuant to Item 601(b)(10)(iii) of Regulation S-K