Form 10-Q
period 2009-03-31
BLACK GAMING, LLC; RBG, LLC; B & B B, Inc.
filed 2009-05-15
CIK 1319842, 1319845, 1319855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☑ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding of Virgin River Casino Corporation as of May 1, 2009: 100 shares of common stock.
Number of shares of common stock outstanding of B & B B, Inc. as of May 1, 2009: 16.75 shares of common stock.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Black Gaming, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,223	$11,464
Accounts receivable, net	1,320	1,013
Related party receivables	433	460
Inventories	1,326	1,529
Prepaid expenses	3,758	3,377
Current portion of notes receivable	274	261

Total current assets	24,334	18,104
Property and equipment, net	108,924	111,330
Notes receivable, less current portion	56	117
Goodwill and other intangible assets, net	13,433	14,177
Deferred financing fees	4,409	4,787
Other assets	1,751	1,953

Total assets	$152,907	$150,468

Liabilities and Members’ Deficit
Current liabilities:
Current portion of obligations under capital leases	$177	$173
Current portion of gaming equipment financing	637	121
Current portion of long-term debt and debt in default	205,785	205,519
Accounts payable	2,171	2,557
Accrued liabilities	24,352	17,084

Total current liabilities	233,122	225,454
Gaming equipment financing, less current portion	98	125
Obligations under capital leases	110	155

Total liabilities	233,330	225,734

Commitments and contingencies (Note 9)

Members’ deficit	(80,423)	(75,266)

Total liabilities and members’ deficit	$152,907	$150,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008

Revenues:
Casino	$18,190	$24,333
Food and beverage	6,092	9,386
Hotel	6,375	8,105
Other	3,675	5,577

Total revenues	34,332	47,401
Less—promotional allowances	(6,379)	(8,847)

Net revenues	27,953	38,554

Operating expenses:
Casino	8,398	11,711
Food and beverage	3,613	5,490
Hotel	1,338	1,677
Other	1,918	2,451
General and administrative	7,076	10,447
Depreciation and amortization	3,868	4,281
Loss on sale and disposal of assets	36	163
Impairment of long lived assets	264	973
Restructuring costs	957	—

Total operating expenses	27,468	37,193

Operating income	485	1,361

Interest expense, net	5,642	5,345

Net loss	$(5,157)	$(3,984)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net loss	$(5,157)	$(3,984)
Depreciation and amortization	3,868	4,281
Loss on sale and disposal of assets	36	163
Impairment of long lived assets	264	973
Amortization of deferred financing fees	379	400
Accretion of senior subordinated notes	317	1,822
Interest expense on gaming equipment financing	—	5
Change in operating assets and liabilities:
Accounts and related party receivables, net	(526)	(244)
Inventories	203	(6)
Prepaid expenses	(381)	160
Notes receivable	48	102
Change in other assets	—	(64)
Accounts payable and accrued liabilities	7,128	(390)

Net cash provided by operating activities	6,179	3,218

Cash flows from investing activities:
Proceeds received from sale of assets	18	51
Capital expenditures	(218)	(250)

Net cash used in investing activities	(200)	(199)

Cash flows from financing activities:
Proceeds from issuance of long term debt and debt in default	396	5,000
Payment of gaming equipment financing	(128)	(904)
Payment of obligations under capital lease	(41)	—
Payment of long term debt and debt in default	(447)	(6,000)
Decrease in bank overdraft	—	(821)

Net cash used in financing activities	(220)	(2,725)

Net increase in cash and cash equivalents	5,759	294
Cash and cash equivalents at beginning of period	11,464	9,503

Cash and cash equivalents at end of period	$17,223	$9,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(in thousands)

	Three months ended
	March 31, 2009	March 31, 2008

Supplemental cash flow disclosure:

Cash paid for interest	$421	$5,915

Noncash investing and financing activities:

Acquisition of gaming assets with seller financing	$608	$817

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Background
Black Gaming, LLC (“BG LLC”), through its wholly owned subsidiaries, B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo) (“B&BB”) and Virgin River Casino Corporation (“VRCC”) and its wholly owned subsidiaries R. Black, Inc. (“RBI”) and RBG, LLC (doing business as CasaBlanca Resort/Casino/Golf/Spa) (“RBG”) and its wholly owned subsidiary CasaBlanca Resorts, LLC (doing business as Oasis Resort & Casino) (“Resorts LLC”) and its wholly owned subsidiaries Oasis Interval Ownership, LLC, Oasis Interval Management, LLC and Oasis Recreational Properties, Inc. (collectively the “Company”) is engaged in the hotel casino industry in Mesquite, Nevada.
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
Immediately prior to the Reorganization, VRCC acquired, directly and indirectly, an additional aggregate 11.2% ownership in RBG as a result of the following transaction:
•
VRCC received 100 shares of RBI from the Black Trust. The Black Trust owns 100% of the outstanding shares of VRCC. The 100 shares of RBI representing 100% of the outstanding capital stock of RBI, was exchanged for 3.68 shares of VRCC held by the Black Trust, representing 3.68% of the outstanding capital stock of VRCC. RBI does not have any material operations, liabilities or assets other than a 5.47% ownership in RBG. The transfer of shares of RBI to VRCC was accounted for at the historical cost of RBG as RBI and VRCC were under common control.

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

The accompanying balance sheet as of December 31, 2008 and the unaudited condensed consolidated financial statements for the three month period ended March 31, 2009 include the accounts of the Company and all of its majority-owned subsidiaries and are maintained in accordance with U.S. generally accepted accounting principles. The Reorganization, predicated on the transfer of shares of B&BB and VRCC for membership interests in BG LLC, represented a transaction between entities under common control and is accounted for in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at B&BB and VRCC’s historical cost basis. As a result of the Reorganization, B&BB and VRCC became majority owned subsidiaries of BG LLC which owns 100%, directly or indirectly, in each subsidiary operating Company. Because of this majority ownership, the financial statements are consolidated.
The Company’s operations have been adversely affected by the general economic downturn in the U.S. economy. The Company is currently in default under its 9% Senior Secured Notes (the “Senior Notes”) and its credit facility, as amended, with Wells Fargo Foothill, Inc. (the “Foothill Facility” and “Wells Fargo Foothill”). The defaults under the Senior Notes and the Foothill Facility may also constitute an event of default under the Company’s 12 3/4% Senior Subordinated Notes (the “Senior Sub Notes”) if the obligations under the Senior Notes or the Foothill Facility are accelerated. The Company is currently in discussions with an ad hoc committee of holders of the Senior Notes (the “Senior Noteholders”) regarding its financial alternatives. The Company is also in discussions with Wells Fargo Foothill regarding the effect of the default under the Foothill Facility. If the Company is not successful in obtaining an extended forbearance agreement, a restructuring agreement or entering into a transaction to address its liquidity and capital structure, the Company will likely be required to seek protection under Chapter 11 of the U. S. Bankruptcy Code. The conditions described above raise a substantial doubt about the Company’s ability to continue as a going concern. See “Footnote 10 — Going Concern”.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Interim Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included and are of a normal recurring nature. Our results of operations tend to be seasonal in nature and operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
Restructuring Costs — Restructuring costs are comprised of expenses related to the evaluation of financial and strategic alternatives, and include fees for services from financial, legal and accounting advisors.
Recently Issued Accounting Standards — In April 2009, the FASB issued FASB Staff Position (“FSP”) FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires the disclosure of the fair value of financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments, in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157, “Fair Value Measurements” when there is no active market or where the price inputs being used to determine fair value represent distressed sales. It reemphasizes that the objective of fair-value measurement remains an exit price. It also reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 is effective for interim periods ending after June 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 modifies the requirements for recognizing other-than-temporarily-impaired debt securities and significantly changes the existing impairment model for debt securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands required disclosures about other-than-temporary impairment for debt and equity securities. FSP FAS 115-2 is effective for interim periods ending after June 15, 2009. The adoption of FSP FAS 115-2 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends the accounting in SFAS 141(R)-1 for assets and liabilities arising from contingencies in a business combination. The FSP is effective January 1, 2009, and requires pre-acquisition contingencies to be recognized at fair value, if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the FSP requires measurement based on the recognition and measurement criteria of SFAS 5, Accounting for Contingencies. The adoption of FSP FAS 141(R)-1 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
2. Property and Equipment
Property and equipment consists of the following (in thousands):

	March 31, 2009	December 31, 2008

Land	$32,812	$32,812
Building	77,575	77,549
Land and leasehold improvements	13,584	13,509
Furniture and fixtures	85,540	84,825
Construction in progress	1,134	1,518

	210,645	210,213
Less: accumulated depreciation	(101,721)	(98,883)

Property and equipment, net	$108,924	$111,330

3. Notes Receivable
Notes receivable consist of the following (in thousands):

	March 31, 2009	December 31, 2008

Vacation interval notes receivable	$556	$603
Allowance for possible credit losses	(226)	(225)

Total notes receivable	330	378
Less: current portion	(274)	(261)

Non-current notes receivable	$56	$117

Notes generated from the sale of vacation intervals generally bear interest at annual rates ranging from 12.75% to 14.75% and have terms of 5 to 7 years. The vacation interval notes receivable are collateralized by the right to use and deeds of trust on the vacation interval sold.
4. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2009	December 31, 2008

Accrued management fees	$684	$550
Accrued taxes	957	730
Accrued insurance	1,276	1,376
Accrued slot program	4,679	4,168
Accrued wages, benefits and other personnel costs	4,244	3,242
Accrued interest	9,862	5,336
Accrued other	2,650	1,682

Total accrued liabilities	$24,352	$17,084

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
5. Gaming Equipment Financing
Gaming equipment financing consists of the following (in thousands):

	March 31, 2009	December 31, 2008

Gaming equipment financing to purchase 6 games, no payments for one year and monthly payments of $6 for 24 months beginning February 2007	$—	$3
Gaming equipment financing, monthly payments of $1 for 36 months beginning July 2006	3	6
Gaming equipment financing, no payments for 18 months and monthly payments of $1 for 36 months beginning July 2006	1	3
Gaming equipment financing, monthly payments of $1 for 36 months and beginning on July 2006	2	3
Gaming equipment financing, monthly payments of $10 for 28 months beginning October 2008	205	231

Gaming equipment financing, varying monthly payments for 11 months with the balance due on the 12th month beginning March 2009	524	—

	735	246
Less: current portion	(637)	(121)

Gaming equipment financing, long-term portion	$98	$125

6. Debt
Debt consists of the following (in thousands):

	March 31, 2009	December 31, 2008

Revolving credit facility totaling $15 million with Wells Fargo Foothill, due June 30, 2011, at a margin above prime or LIBOR, as defined; collateralized by substantially all assets of the Company as defined	$14,785	$14,836
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	125,000	125,000
12 3/4 % senior subordinated notes, non-cash interest will accrue at an annual rate of 12 3/4 % in the form of increased accreted value until January 15, 2009. Beginning July 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	66,000	65,683

	205,785	205,519
Less: current portion — debt in default	(205,785)	(205,519)

Total long-term debt	$—	$—

Revolving Facility
As disclosed in the Company’s 2008 Form 10-K, the Company is currently in default under the Foothill Facility. The amounts outstanding under the Foothill Facility are classified as current liabilities in the Company’s consolidated balance sheets as of March 31, 2009 and December 31, 2008.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The Foothill Facility is secured by substantially all the assets of the Company. During the life of the Foothill Facility, the Company may borrow up to the lesser of (1) $15.0 million less the Letter of Credit Usage, as defined, less the Bank Product Reserve, as defined, or (2) the Borrowing Base, as defined, less the Letter of Credit Usage. Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, as defined and amended, which is 5.0%, or the Base Rate, plus the Base Rate Margin, as defined and amended, which is 5.0%. LIBOR was approximately 0.5% and the Base Rate was 3.25% at March 31, 2009.
On November 3, 2008, the Company entered into a Forbearance, Consent and Third Amendment to Credit Agreement (“Forbearance Agreement”) with respect to the amended Foothill Facility. The Forbearance Agreement amended the Foothill Facility and provided that the lender would forbear from exercising certain rights and remedies under the amended Foothill Facility and other loan documents as a result of the existing default described above, and modified certain financial covenants, calculations and rates of the Foothill Facility through January 15, 2009 (“Forbearance Period”). The Forbearance Agreement provided, among other things, for the following:
1.
The LIBOR Rate Margin was increased to 5% from 3.50%, and the Base Rate Margin was increased to 5% from 2%. Therefore, the interest rate premium payable in respect of loans available under the Foothill Facility has been increased accordingly;

2.	The minimum EBITDA covenant was reduced from $15.0 million to $10.0 million for the September 2008 through December 2008 reporting periods;

3.	The Borrowing Base multiple was increased from 1.0x to 1.5x from the execution of the Forbearance Agreement until January 15, 2009;

4.	The Company was allowed to temporarily reduce operations at the Oasis Resort & Casino (“Oasis”) during the Forbearance Period.
On January 15, 2009, the Company entered into a First Amendment to Forbearance, Consent and Third Amendment to Credit Agreement (“First Amendment to Forbearance”) with respect to the Foothill Facility. The First Amendment to Forbearance extended the Forbearance Period from January 15, 2009 to February 2, 2009 (“Amended Forebearance Period”). No other provisions of the Forbearance Agreement were amended, the terms of the Forbearance Agreement remained in full force and effect in accordance with their respective terms.
On February 2, 2009, the Company entered into a Second Amendment to Forbearance, Consent and Third Amendment to Credit Agreement (“Second Amendment to Forbearance”) with respect to the Foothill Facility. The Second Amendment to Forbearance extended the Amended Forbearance Period from February 2, 2009 to February 12, 2009. Section 3 of the Forbearance Agreement was also amended to allow the Company to transfer slot machines and video poker machines from the Suspended Location, as defined in the Forbearance Agreement, to one of the Company’s other operating casino locations. No other provisions of the Forbearance Agreement were amended, and the terms of the Forbearance Agreement remained in full force and effect in accordance with their respective terms.
On February 12, 2009, the Company entered into the Amended and Restated Forbearance Agreement with respect to the Foothill Facility. Pursuant to the Amended and Restated Forbearance Agreement, during the Forbearance Period (as defined in the Amended and Restated Forbearance Agreement) Wells Fargo Foothill agreed to forbear from enforcing its rights under the Foothill Facility that arise because of certain Designated Events of Default (as defined in the Amended and Restated Forbearance Agreement) including the non-payment of interest on the Senior Secured Notes. Upon the expiration of the Forbearance Period, the forbearance shall terminate and Wells Fargo Foothill shall have the right to exercise any and all rights and remedies under the Foothill Facility, including the acceleration of the Company’s obligations under the Foothill Facility of approximately $14.8 million. The Forbearance Termination Date (as defined in the Amended and Restated Forbearance Agreement) was March 2, 2009, subject to extension to March 9, 2009 or earlier termination as provided in the Amended and Restated Forbearance Agreement. A covenant in the Amended and Restated Forbearance Agreement required the Company to execute a forbearance agreement with the Senior Noteholders by February 17, 2009 with respect to the Senior Notes. As no forbearance agreement was executed with the Senior Noteholders within this timeframe, the Company was in breach of the terms of the Amended and Restated Forbearance Agreement, and Wells Fargo Foothill had the right to exercise any and all rights and remedies under the Foothill Facility, including the acceleration of the Company’s obligations under the Foothill Facility of approximately $14.8 million. Under the Amended and Restated Forbearance Agreement, Wells Fargo Foothill also consented to the continued reduction of operations at the Oasis during the Forbearance Period.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On February 25, 2009, the Company entered into a Second Amended and Restated Forbearance Agreement (“Second Amended Forbearance”) with respect to the Foothill Facility. The Second Amended Forbearance amended and restated in its entirety the Amended and Restated Forbearance Agreement. Pursuant to the Second Amended Forbearance, during the Forbearance Period (as defined in the Second Amended Forbearance Agreement), Wells Fargo Foothill agreed to forbear from enforcing its rights under the Foothill Facility that arise because of certain Designated Events of Default (as defined in the Second Amended Forbearance Agreement). Upon the expiration of the Forbearance Period, the forbearance shall terminate and Wells Fargo Foothill shall have the right to exercise any and all rights and remedies under the Foothill Facility, including the acceleration of the Company’s obligations under the Foothill Facility of approximately $14.8 million. The Forbearance Termination Date (as defined in the Second Amended Forbearance Agreement) was March 2, 2009, subject to extension to March 9, 2009 if the Company provided a restructuring term sheet to Wells Fargo Foothill by March 2, 2009. The Company also agreed to provide Wells Fargo Foothill with certain projections by March 6, 2009. Under the Second Amended Forbearance, Wells Fargo Foothill also consented to the continued reduction of operations at the Oasis during the Forbearance Period and to the ability of the Company to transfer equipment from the Oasis to one of the Company’s other operating casino locations.
Although, the Company did provide a restructuring term sheet and certain projections to Wells Fargo Foothill by the required date, the extended Forbearance Period has expired, and Wells Fargo Foothill has the right to exercise any and all rights and remedies under the Foothill Facility, including the acceleration of the Company’s obligations under the Foothill Facility of approximately $14.8 million. The Company is continuing to evaluate its financial and strategic alternatives in light of the expiration of the Forbearance Period. Accordingly, the Company’s obligations under the Foothill Facility are classified as current in the accompanying balance sheet.
At March 31, 2009, approximately $14.8 million was drawn under the Foothill Facility. Accordingly, the availability under the Foothill Facility at March 31, 2009 was limited to approximately $0.2 million subject to further advances by Wells Fargo Foothill. As previously disclosed in the Company’s Current Report on Form 8-K filed on May 11, 2009, the Company received a Notice of Default and Reservation of Rights letter from Wells Fargo Foothill on May 6, 2009. The outstanding balance on the Foothill Facility is a joint and several obligation of the Company.
Senior Secured and Senior Subordinated Notes
In December 2004, VRCC, RBG and B&BB (the “Issuers”) issued $125.0 million of 9% senior secured notes (the “Senior Notes”) due on January 15, 2012 and $39.9 million in gross proceeds of 12 3 / 4 % senior subordinated notes (the “Senior Sub Notes”) due January 15, 2013 (collectively the “Notes”). The Notes are joint and several obligations of the Issuers and all current and future subsidiaries of the Issuers. The Senior Notes pay interest semiannually while the Senior Sub Notes accrue interest in the form of increased accreted value through January 15, 2009, when the carrying book value of the Senior Sub Notes was $66.0 million. Beginning on July 15, 2009, the Senior Sub Notes will cash pay interest semiannually similar to the Senior Notes. The Indentures governing the Notes (the “Indentures”) contain certain customary financial and other covenants, which limit the Company’s ability to incur additional debt. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, on a pro-forma basis after the incurrence of the additional indebtedness is at least 2.00 to 1.00. As of March 31, 2009, the Company has a Consolidated Coverage Ratio that is less than 2.00 to 1.00 and accordingly has incurred no additional indebtedness as defined. The Indentures also contain other covenants which limit the ability of the Issuers and Guarantors, as defined, to pay dividends, redeem stock, or make other distributions, make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined in the Indentures. There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries. The Issuers were in compliance with these covenants at March 31, 2009 and December 31, 2008.
The Senior Notes are secured by substantially all existing and future assets of the Issuers and the Guarantors, as well as the equity interest of the Black Trust in BG LLC. The Guarantors are all the wholly owned subsidiaries of the Issuers. The Senior Notes are subordinated to the security interests of the Foothill Facility. The Senior Sub Notes are subordinate to the Senior Notes and all other indebtedness of the Company.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On January 15, 2009, the Company failed to make the $5.625 million semi-annual interest payment then due on the Senior Notes. The Company’s 30-day grace period expired on February 15, 2009. The Company is in discussions with an ad hoc committee of Senior Noteholders regarding the Company’s financial alternatives. Because the interest payment was not made prior to the expiration of the 30-day grace period, the aggregate principal amount of the Senior Notes, plus the unpaid interest payment and any other amounts due and owing on the Senior Notes could be declared immediately due and payable by the Trustee under the Indenture or by holders of 25% or more of the aggregate principal amount of the Senior Notes. The acceleration of the Company’s obligation under the Senior Notes would constitute an event of default under the Senior Sub Notes. In such event, the aggregate principal amount of the Senior Sub Notes, plus accrued and unpaid interest, if any, and any other amounts due and owing on the Senior Sub Notes could be declared immediately due and payable by the Trustee under the indenture governing the Senior Sub Notes or by holders of 25% or more of the aggregate principal amount of the Senior Sub Notes. Failure to make the interest payment on the Senior Notes also constituted an event of default under the Foothill Facility. Both Wells Fargo Foothill and the Senior Noteholders are currently able to declare the Company’s obligations under the Foothill Facility and Indentures immediately due and payable.
On February 19, 2009, the Company entered into a Forbearance Agreement (“Noteholders Forbearance Agreement”) with a group of Senior Noteholders who have represented that they hold more than 75% of the Senior Notes. The Noteholders Forbearance Agreement provided that during the Forbearance Period (as defined in the Noteholders Forbearance Agreement) the Senior Noteholders would forbear from exercising rights and remedies that are available under the Indenture governing the Senior Notes and the other Loan Documents (as defined in the Noteholders Forbearance Agreement) relating to certain Specified Defaults (as defined in the Noteholders Forbearance Agreement) including the Company’s failure to make the interest payment on the Senior Notes. The Senior Noteholders also agreed to forbear from taking any action to cause the Trustee under the Indenture to exercise any of the Trustee’s rights or remedies arising out of the Specified Defaults, and, if the Trustee did take any action with respect to any of the Specified Defaults during the Forbearance Period, to the extent provided for in the Loan Documents, the Senior Noteholders would cause the Trustee to forbear from exercising any of its rights or remedies under the Loan Documents. The Forbearance Period commenced on the Effective Date and went through March 9, 2009, provided that (i) the Company provided a restructuring term sheet to the professional advisors of the Senior Noteholders by March 2, 2009 and (ii) the Company provided certain projections to the professional advisors of the Senior Noteholders by March 6, 2009.
Although the Company did provide a term sheet and certain projections to the professional advisors of the Senior Noteholders by the required date, the Forbearance Period has expired, and the aggregate principal amount of the Senior Notes, plus the unpaid interest payment and any other amounts due and owing on the Senior Notes could be declared immediately due and payable by the Trustee under the Indenture or by holders of 25% or more of the aggregate principal amount of the Senior Notes. The Company is continuing to evaluate its financial and strategic alternatives in light of the expiration of the Forbearance Agreement.
The entire amount of the Senior Notes and Senior Sub Notes are classified as current liabilities in the Company’s consolidated balance sheets as of March 31, 2009 and December 31, 2008. The Company also agreed to pay certain fees and expenses incurred by the professional advisors of the Senior Noteholders and to provide them with reasonable access to the Company.
7. Related Party Transactions
Virgin River Foodmart, Inc., a Nevada corporation (“Foodmart”) is owned by former shareholders of VRCC. Participants in the Company’s slot club program are able to redeem their points for gasoline at the Foodmart. Foodmart charges the Company the retail amount of gas purchased with player points. Charges associated with the point redemption for gasoline at the Foodmart were $1,000 and $9,000 for the three months ended March 31, 2009 and 2008, respectively.
Black & LoBello is a law firm managed by the daughter of Mr. Black. The Company retains Black & LoBello as outside legal counsel, and has incurred legal fees for legal services in the amount of $27,000 and $20,000 for the three months ended March 31, 2009 and 2008, respectively.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Pursuant to the Indenture, Mr. Black is entitled to a management fee for his management of the Companies of up to 5% of EBITDA. The Company expensed $135,000 and $235,000 during the three months ended March 31, 2009 and 2008, respectively.
Resorts LLC provided management and other services to two related parties that manage and operate the home owners associations of the vacation intervals sold at the property. Included in the accompanying condensed consolidated balance sheet at March 31, 2009 and December 31, 2008, is a receivable for $433,000 and $460,000, respectively, related to amounts owed for those services.
During 2006, the Company entered into an agreement with Town Center Drive & 215, LLC to lease executive office space. The term of the lease is 84 months at a rate of approximately $11,508 a month. Mr. Black is the owner and manager of Town Center Drive & 215, LLC. The Company has expensed $47,000 and $43,000 during the three months ended March 31, 2009 and 2008, respectively.
8. Impairment of Long Lived Assets
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews identified intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. For the three months ended March 31, 2009, the Company identified several assets with a value that was considered impaired. These assets were related to abandoned projects at the Oasis in addition to the license for the Starbucks® coffee outlet and improvements related to the Denny’s® Restaurant facility, both located within the Oasis. These assets were written off due to the uncertainty of future revenues as a result of the reduced operations at the Oasis. The Company has recognized a non-cash write-off of approximately $264,000 which is included as a component of operating expenses under the caption “Impairment of long lived assets” related to these assets.
9. Commitment and Contingencies
Sales and Use Tax on Complimentary Meals — On March 27, 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that complimentary meals provided to employees and patrons are not subject to Nevada use tax. On April 15, 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court’s decision and in July 2008, the Court denied that motion for rehearing. The Department has notified interested parties that it intends to pursue an alternative legal theory through an available administrative process, and they continue to deny refund claims. It is anticipated that a hearing before the Nevada Administrative Law Judge may occur during the summer of 2009. Through June 2008, the Company paid use tax on these items and filed for refunds for the periods from July 2000 to June 2008. The amount subject to these refunds is approximately $1.8 million. As of March 31, 2009, the Company had not recorded a receivable related to this matter.
Environmental Matter — The Company has become aware that there is contamination present on some of its properties apparently due to past operations, which included a truck stop and gas station. In particular, groundwater contamination at the Oasis property (which appears to have migrated onto the CasaBlanca property) is the subject of investigation and cleanup activities being conducted by the prior owners of the Oasis. Management believes that the prior owners are responsible for such matters under an indemnity agreement negotiated at the time the Oasis was purchased; however, there is no assurance that the Company will not incur costs related to this matter. Moreover, it is possible that future developments could lead to material environmental compliance costs or other liabilities for the Company and these costs could have a material adverse effect on our combined financial position or results of operations.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
10. Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has generated net losses from operations of $5.2 million and $4.0 million for the periods ended March 31, 2009 and 2008, respectively, and has an accumulated deficit of $80.4 million at March 31, 2009. The Company has total cash and cash equivalents of $17.2 million and a net working-capital deficit of $208.8 million at March 31, 2009. The net working-capital deficit includes $14.8 million of the Company’s Foothill Facility, $125.0 million of the Company’s Senior Notes and $66.0 million of the Company’s Senior Sub Notes. The Company is currently in default under its Foothill Facility and Senior Notes. The defaults under the Foothill Facility and Senior Notes may also constitute an event of default under the Company’s Senior Sub Notes if the obligations under the Foothill Facility or Senior Secured Notes are accelerated. Our liquidity is dependent on cash flows from operations, which have been adversely affected by the downturn in the economy causing the Company to realize operating losses and impairment charges.
As a result of the default under the Senior Notes due to the failure to make the $5.625 million semi-annual interest payment and the cross default events as a result of that failed payment, the Company’s lenders could accelerate the Company’s obligations under the Foothill Facility and Senior Notes. This acceleration could then result in a default under the Company’s Senior Sub Notes obligations, and require repayment of all outstanding borrowings ($205.8 million at March 31, 2009). The Company is currently in discussions with its lenders to negotiate a restructuring of its debt. If the Company is not successful in obtaining an extended forbearance agreement, a restructuring agreement or entering into a transaction to address its liquidity and capital structure, the Company will likely be required to seek protection under Chapter 11 of the U. S. Bankruptcy Code. The conditions and events described above raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11. Supplemental Guarantor Condensed Consolidating Financial Statements
At March 31, 2009, BG LLC and all of the Issuers, and Issuers’ subsidiaries, each of which is directly or indirectly wholly-owned by the BG LLC, are guarantors under the Foothill Facility and the Indentures governing the Notes, see Note 6. These guarantees are full, unconditional and joint and several.
Note 11 represents the condensed consolidating balance sheets of BG LLC (“Parent”), Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries and eliminating entries as of March 31, 2009 and December 31, 2008 and the related condensed consolidating statements of operations and cash flows for the three months ended March 31, 2009 and 2008.

	Parent	Issuers			Guarantor	Non-Guarantor
	BG LLC	B&BB	RBG	VRCC	Subsidiaries	Subsidiaries	Eliminations	Consolidated
As of March 31, 2009

BALANCE SHEET:

Current assets, including intercompany accounts	$4,664	$27,635	$33,068	$5,265	$13,932	$—	$(60,230)	$24,334
Property and equipment, net	202	7,489	39,534	32,831	28,868	—	—	108,924
Goodwill and other intangibles	—	5,813	5,817	—	1,803	—	—	13,433

Other assets excluding intercompany accounts	—	763	25,266	90,859	1,265	—	(111,937)	6,216

	$4,866	$41,700	$103,685	$128,955	$45,868	$—	$(172,167)	$152,907

Current Liabilities, including intercompany accounts	$10,610	$244,935	$232,308	$215,948	$20,845	$—	$(491,524)	$233,122
Long-term capital lease obligation	—	—	59	—	51	—	—	110

Gaming equipment financing, less current portion	—	98	—	—	—	—	—	98
Members’ (Deficit) Equity	(5,744)	(203,333)	(128,682)	(86,993)	24,972	—	319,357	(80,423)

	$4,866	$41,700	$103,685	$128,955	$45,868	$—	$(172,167)	$152,907

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11. Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Parent	Issuers			Guarantor	Non-Guarantor
	BG LLC	B&BB	RBG	VRCC	Subsidiaries	Subsidiaries	Eliminations	Consolidated
As of December 31, 2008

BALANCE SHEET:

Current assets, including intercompany accounts	$4,957	$24,191	$28,875	$4,071	$13,140	$—	$(57,130)	$18,104
Property and equipment, net	214	7,856	40,197	33,208	29,855	—	—	111,330
Goodwill and other intangibles	—	6,140	6,049	—	1,988	—	—	14,177

Other assets excluding intercompany accounts	—	811	26,545	91,131	1,463	—	(113,093)	6,857

	$5,171	$38,998	$101,666	$128,410	$46,446	$—	$(170,223)	$150,468

Current liabilities, including intercompany accounts	$9,610	$237,875	$225,532	$211,090	$20,187	$—	$(478,840)	$225,454
Long-term capital lease obligation	—	—	83	—	72	—	—	155

Gaming equipment financing, less current portion	—	125	—	—	—	—	—	125
Members’ (Deficit) Equity	(4,439)	(199,002)	(123,949)	(82,680)	26,187	—	308,617	(75,266)

	$5,171	$38,998	$101,666	$128,410	$46,446	$—	$(170,223)	$150,468

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11. Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Parent	Issuers			Guarantor	Non-Guarantor
	BG LLC	B&BB	RBG	VRCC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

For the three months ending March 31, 2009

STATEMENT OF OPERATIONS

Net revenues	$—	$12,722	$13,095	$1,657	$2,054	$—	$(1,575)	$27,953

Operating expenses:
Casino	—	4,227	3,961	—	210	—	—	8,398
Food and beverage	—	1,727	1,857	—	29	—	—	3,613
Hotel	—	525	577	1	235	—	—	1,338
Other	—	313	1,161	—	444	—	—	1,918
General and administrative	336	4,307	2,925	83	1,000	—	(1,575)	7,076
Depreciation and amortization	12	1,105	1,292	376	1,083	—	—	3,868
(Gain) loss on disposal of assets	—	(1)	37	—	—	—	—	36
Impairment of long lived asset	—	—	—	—	264	—	—	264
Restructuring costs	957	—	—	—	—	—	—	957

Operating (loss) income	(1,305)	519	1,285	1,197	(1,211)	—	—	485

Interest expense, net	—	522	11	5,105	4	—	—	5,642

Net (loss) income	$(1,305)	$(3)	$1,274	$(3,908)	$(1,215)	$—	$—	$(5,157)

STATEMENT OF CASH FLOWS

Net cash provided by operating activities	$132	$3,879	$1,799	$52	$317	$—	$—	$6,179
Net cash (used in) provided by investing activities	—	(98)	(104)	—	2	—	—	(200)
Net cash used in financing activities	—	(78)	(68)	(51)	(23)	—	—	(220)

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11. Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Parent	Issuers			Guarantor	Non-Guarantor
	BG LLC	B&BB	RBG	VRCC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

For the three months ending March 31, 2008

STATEMENT OF OPERATIONS

Net revenues	$—	$11,555	$14,017	$1,885	$12,672	$—	$(1,575)	$38,554

Operating expenses:
Casino	—	3,964	4,181	—	3,566	—	—	11,711
Food and beverage	—	1,760	1,937	—	1,793	—	—	5,490
Hotel	—	504	498	—	675	—	—	1,677
Other	—	293	1,171	—	987	—	—	2,451
General and administrative	471	4,121	3,643	114	3,673	—	(1,575)	10,447
Depreciation and amortization	13	1,170	1,399	378	1,321	—	—	4,281
Loss on disposal of assets	—	60	41	—	62	—	—	163
Impairment of long lived asset	—	—	973	—	—	—	—	973

Operating (loss) income	(484)	(317)	174	1,393	595	—	—	1,361

Interest expense, net	1	516	—	4,822	6	—	—	5,345

Net (loss) income	$(485)	$(833)	$174	$(3,429)	$589	$—	$—	$(3,984)

STATEMENT OF CASH FLOWS

Net cash provided by operating activities	$34	$187	$1,343	$1,064	$590	$—	$—	$3,218
Net cash used in investing activities	(34)	(31)	(33)	(8)	(93)	—	—	(199)
Net cash used in financing activities	—	(355)	(1,127)	(1,000)	(243)	—	—	(2,725)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the accompanying notes. This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statement, including those discussed herein and elsewhere in our Form 10-K for the year ended December 31, 2008, particularly under the heading “Risk Factors.” We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Unless the context indicates otherwise, all references to the “Company”, “Black Gaming”, “we”, “us” and “our” refer to Black Gaming, LLC and its direct and indirect wholly owned subsidiaries, Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., Casablanca Resorts, LLC, Oasis Interval Ownership, LLC, Oasis Interval Management, LLC, Oasis Recreational Properties, Inc. and R. Black, Inc.
Overview
We own and operate the CasaBlanca Hotel & Casino (“Casablanca), the Oasis Hotel & Casino (“Oasis”) and the Virgin River Hotel & Casino (“Virgin River”) in Mesquite, Nevada, which is located approximately 80 miles north of Las Vegas. We own three of the four operating casinos in Mesquite and our properties maintain a gaming market share of approximately 55%. Previous to December 5, 2008 we had full scale operations at the Oasis. Due to deterioration of economic conditions, we temporarily suspended portions of the Oasis operations on that date. Refer to “Item 8. Financial Statements and Supplementary Data — Black Gaming, LLC and Subsidiaries Consolidated Financial Statements, Footnote 11—Impairment of Long Lived Assets, Goodwill and Intangibles” in our 2008 Form 10-K for additional discussion. Our properties are well established, each having been in operation for at least ten years, and serve as significant drive-in gaming and resort destinations. Our properties collectively feature approximately 1,500 slot machines, 40 table games, and 2,100 hotel rooms, of which the Oasis currently represents approximately 900 rooms utilized for overflow needs, and offer extensive amenities, including championship golf courses, a full service spa, a bowling center, restaurants, and banquet and conference facilities. With each of our properties, we leverage our extensive value-oriented amenities and emphasis on slot play to target middle market gaming customers.
Our revenues are primarily derived from gaming revenues, which include revenues from slot machines, table games, live keno, race and sports book wagering and bingo. Gaming revenues are generally defined as gaming wins less gaming losses. In addition, we derive a significant amount of revenue from our hotel rooms, our food and beverage outlets. We also derive revenues from our golf courses, spa facilities, timeshare units, bowling center and other amenities. Promotional allowances consist primarily of hotel and food and beverages furnished gratuitously to customers. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances. We calculate operating income as net revenues less total operating costs and expenses. Operating income represents only those amounts that relate to our operations and excludes interest income, interest expense, and other non-operating income and expenses.
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
Our results of operations tend to be seasonal in nature. During the year ended December 31, 2008, approximately 63% of our operating income (less depreciation and amortization and other non-cash items) was generated in the first quarter and approximately 41% was generated in the second quarter, and we generated losses during the final half of the year.
Financial Highlights of Black Gaming, LLC and Subsidiaries
As illustrated by the selected financial results below, our operating results have materially declined in 2008 and into 2009. While commenting on specific line items of our results of operations and certain key balance sheet items in the sections below, the current economic environment has negatively impacted virtually every aspect of our business.
The recent activity in the credit markets and in the broader global economy and financial markets has exacerbated these trends and consumer confidence has been significantly impacted, as witnessed in broader indications of consumer behavior such as trends in auto and other retail sales. Other conditions currently or recently present in the economic environment are conditions which tend to negatively impact our results, such as:
•	Weak housing market and significant declines in housing prices and related home equity;

•	Higher oil and gas prices which impact travel costs;

•	Weaknesses in employment and increases in unemployment; and

•	Decreases in equity market value, which impacted many customers
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

For the three months ended March 31, 2009 and 2008 (unaudited) (in thousands)

	Three months ended March 31,		%
	2009	2008	Change

Casino revenues	$18,190	$24,333	(25.2%)
Casino expenses	8,398	11,711	(28.3%)
Profit margin	53.8%	51.9%	—

Food and beverage revenues	$6,092	$9,386	(35.1%)
Food and beverage expenses	3,613	5,490	(34.2%)
Profit margin	40.7%	41.5%	—

Hotel revenues	$6,375	$8,105	(21.3%)
Hotel expenses	1,338	1,677	(20.2%)
Profit margin	79.0%	79.3%	—

Other revenues	$3,675	$5,577	(34.1%)
Other expenses	1,918	2,451	(21.7%)

Promotional allowances	$6,379	$8,847	(27.9%)
Percent of gross revenues	18.6%	18.7%	—

General and administrative expenses	$7,076	$10,447	(32.3%)
Percent of net revenues	25.3%	27.1%	—
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Consolidated Net Revenues. Consolidated net revenues decreased by 27.5% to $28.0 million for the three months ended March 31, 2009 as compared to $38.6 million for the three months ended March 31, 2008. The decrease was primarily due to a $6.1 million decrease in casino revenues, a $3.3 million decrease in food and beverage revenues, a $1.7 million decrease in hotel revenues, a $1.9 million decrease in other revenues offset by a $2.5 million decrease in promotional allowances.
Consolidated Operating Income. Consolidated operating income decreased to $0.5 million for the three months ended March 31, 2009 as compared to $1.4 million for the three months ended March 31, 2008. In addition, our operating margin decreased to 1.7% of net revenues for the three months ended March 31, 2009 as compared to 3.5% of net revenues for the three months ended March 31, 2008. The reasons for the decrease in operating income were primarily due to a decrease in consolidated net revenues of $10.6 million offset by a $3.3 million decrease in casino expenses, a $1.9 million decrease in food and beverage expenses, a $0.3 million decrease in hotel expenses, a $0.5 million decrease in other expenses and a $3.4 million decrease in general and administrative expenses offset by restructuring costs of $1.0 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.
Casino. Casino revenues decreased 25.2% to $18.2 million for the three months ended March 31, 2009 as compared to $24.3 million for the three months ended March 31, 2008. The decrease in casino revenues was due to a decrease in slot revenues of $5.4 million between periods, a decrease of $0.9 million in table games revenues offset by an increase in other gaming revenues of $0.2 million, as compared to the same period in the prior year. Casino profit margin increased to 53.8% for the three months ended March 31, 2009 as compared to 51.9% for the three months ended March 31, 2008. Casino expenses decreased 28.3% to $8.4 million for the three months ended March 31, 2009 as compared to $11.7 million for the three months ended March 31, 2008. The decrease in casino expenses was mostly attributable to decreased salaries and benefits, decreased advertising and promotional expenses in addition to decreased taxes and license fees which decreased due to reduced gaming revenues.

Food and Beverage. Food and beverage revenues decreased by 35.1% to $6.1 million for the three months ended March 31, 2009 as compared to $9.4 million for the three months ended March 31, 2008. The decease in food and beverage revenues was due mainly to the effect of reduced operations at the Oasis. Food and beverage expenses decreased by 34.2% to $3.6 million for the three months ended March 31, 2009 as compared to $5.5 million for the three months ended March 31, 2008. The decrease in food and beverage expenses was mainly attributable to a reduction in salaries and benefits and a reduction in direct food costs. Food and beverage profit margin decreased to 40.7% for the three months ended March 31, 2009 as compared to 41.5% for the three months ended March 31, 2008. The decrease in food and beverage profit margin is primarily due to the effects of decreased pricing.
Hotel. Hotel revenues decreased by 21.3% to $6.4 million for the three months ended March 31, 2009 as compared to $8.1 million for the three months ended March 31, 2008. The decrease in revenues was due primarily to reduced occupancy levels as compared to the prior period. Hotel expenses decreased 20.2% to $1.3 million for the three months ended March 31, 2009 compared to $1.7 million for the three months ended March 31, 2008 primarily due to a reduction in salaries and benefits and decreases in temporary labor expenditures related to temporary help. Hotel profit margin decreased to 79.0% for the three months ended March 31, 2009 from 79.3% in the prior three month period ended March 31, 2008.
Other Revenues. Other revenues decreased 34.1% to $3.7 million for the three months ended March 31, 2009 as compared to $5.6 million for the three months ended March 31, 2008. The decrease in other revenues was due mainly to a reduction in spa revenues, reduced gift shop revenues and decreased golf revenues. Other expenses decreased 21.7% to $1.9 million for the three months ended March 31, 2009 as compared to $2.5 million for the three months ended March 31, 2008. The decrease in other expenses was mainly attributable to a reduction in salaries and benefits and a reduction in direct costs.
Promotional Allowances. Promotional allowances decreased by 27.9% to $6.4 million for the three months ended March 31, 2009 as compared to $8.8 million for the three months ended March 31, 2008. As a percent of gross revenues, promotional allowances decreased to 18.6% for the three months ended March 31, 2009 as compared to 18.7% for the three months ended March 31, 2008 due to a reduction in general promotions attributable to servicing casino guests.
General and Administrative (“G&A”). G&A expenses decreased by 32.3% to $7.1 million for the three months ended March 31, 2009 as compared to $10.4 million for the three months ended March 31, 2008. As a percent of net revenues, G&A expenses decreased to 25.3% of net revenues for the three months ended March 31, 2009 as compared to 27.1% of net revenues for the three months ended March 31, 2008. G&A expenses decreased primarily due to a reduction in salaries and benefits as a result of staff reductions and a decrease in utilities mainly related to the reduction of operations at the Oasis.
Restructuring Costs. During the quarter ended March 31, 2009 the Company incurred costs associated with its debt restructuring process of approximately $1.0 million. These costs were primarily associated with financial, legal and accounting advisory fees.
Depreciation and Amortization. Depreciation and amortization expense decreased 9.6% to $3.9 million for the three months ended March 31, 2009 as compared to $4.3 million for the three months ended March 31, 2008.
Impairment of Long Lived Assets. Long-lived assets, including intangible assets other than goodwill are amortized over their useful lives, unless these lives are determined to be indefinite. Intangible assets are carried at cost less accumulated amortization. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews identified intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. For the three months ended March 31, 2009, the Company identified several assets with a value that was considered impaired. These assets were related to abandoned projects at the Oasis in addition to the license for the Starbucks® coffee outlet and improvements related to the Denny’s® Restaurant facility, both located within the Oasis. These assets were written off due to the uncertainty of future revenues as a result of the reduced operations at the Oasis. The Company has recognized a non-cash write-off of approximately $264,000 which is included as a component of operating expenses under the caption “Impairment of long lived assets” related to these assets.

During the three months ended March 31, 2008, the Company re-evaluated and abandoned its plans to expand the Casablanca Hotel and Casino with a 180-room hotel tower. The Company incurred costs associated with the architectural design and planning of this project. As a result, the Company has recognized a non-cash write-off of these assets of approximately $1.0 million which is included as a component of operating expenses under the caption “Impairment of long lived assets”.
Interest Expense. Interest expense increased slightly to $5.6 million for the three months ended March 31, 2009 as compared to $5.3 million for the three months ended March 31, 2008. The increase was due to an increase in the amount of outstanding debt.
Liquidity and Capital Resources
Default status
We are currently in default under our amended credit facility with Wells Fargo Foothill, Inc. (“Foothill Facility”) and our 9% Senior Secured Notes (“Senior Notes”). Therefore, our obligations under the Foothill Facility and the Senior Notes could be accelerated. In such event, we would also be in default under our 12 3/4% Senior Subordinated Notes (“Senior Sub Notes”).
We continue to evaluate our financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of our obligations, our business or a sale of some or all of our businesses. We are currently in negotiations with an ad hoc committee of holders of our Senior Notes regarding a restructuring of our indebtedness. We and our advisors are actively working toward such a transaction that would address the decline in our operating results and our capital structure, including our outstanding indebtedness. If we fail to enter into a restructuring agreement, all rights and remedies of our secured creditors could be exercised; including acceleration of our obligations under our Foothill Facility, Senior Secured Notes and Senior Sub Notes. As the success of any restructuring of our indebtedness will depend on the stability of and access to the capital and credit markets and agreements with and the consent of requisite numbers and percentages of lenders and holders of Notes, we cannot assure you that we will be successful in agreeing upon a restructuring. Whether or not we are able to agree upon restructuring of our outstanding indebtedness with our lenders and/or holders of Notes, we will likely be required to seek protection under Chapter 11 of the U. S. Bankruptcy Code in order to successfully complete a restructuring of our outstanding indebtedness.
Cash Flows and Credit Facility
Our primary sources of liquidity and capital resources have been cash flow from operations. As of March 31, 2009 and December 31, 2008, cash and cash equivalents were $17.2 million and $11.5 million, respectively. Additionally, the Foothill Facility is substantially fully drawn as only approximately $0.2 million was remaining under the Foothill Facility, subject to further advances by Wells Fargo Foothill, at March 31, 2009.
Operating Activities
Cash provided by operating activities for the three months ended March 31, 2009 was $6.2 million compared to cash provided by operating activities of $3.2 million for the three months ended March 31, 2008. The $3.0 million increase was primarily due to a $2.2 million decrease in operating income (excluding depreciation and amortization expense and other non-cash charges) and the effect of the non payment of $5.625 million semi-annual interest due to the holders of our Senior Notes.

Investing Activities
Cash used in investing activities for the three months ended March 31, 2009 and 2008 was comparable at $0.2 million. The majority of cash used for the period ended March 31, 2009 and 2008 was related to small scale additions.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2009 was $0.2 million compared to $2.7 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, $0.1 million related to payments on gaming equipment financing, $0.4 million related to payments of long term debt and debt in default. These financing outflows were offset by $0.4 million of borrowings on the Foothill Facility. For the three months ended March 31, 2008, $0.8 million represented a decrease in the bank overdraft balance, $0.9 million related to payments on gaming equipment financing and $6.0 million related to payments of long term debt. These financing outflows were offset by $5.0 million of borrowings on the Foothill Facility.
Other Liquidity Matters
Our liquidity has been adversely impacted by a number of factors, including those summarized under “Financial Highlights of Black Gaming, LLC and Subsidiaries” above.
At March 31, 2009, our debt included approximately $125 million of our Senior Notes, approximately $66 million of our Senior Sub Notes and approximately $14.8 million related to our Foothill Facility. After giving effect to indebtedness under our Senior Notes and Senior Sub Notes and borrowings under our Foothill Facility, our total debt is approximately $205.8 million.
Our ability to service our debt will be dependent on our future performance and the availability of amendments to or refinancing sources for our outstanding indebtedness, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.
The conditions and events described above raise a substantial doubt about our ability to continue as a going concern.
Critical Accounting Policies for Black Gaming, LLC
A description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies during the three months ended March 31, 2009.
Recently Issued Accounting Standards
In April 2009, the FASB issued FASB Staff Position (“FSP”) FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires the disclosure of the fair value of financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments, in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157, “Fair Value Measurements” when there is no active market or where the price inputs being used to determine fair value represent distressed sales. It reemphasizes that the objective of fair-value measurement remains an exit price. It also reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 is effective for interim periods ending after June 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 modifies the requirements for recognizing other-than-temporarily-impaired debt securities and significantly changes the existing impairment model for debt securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands required disclosures about other-than-temporary impairment for debt and equity securities. FSP FAS 115-2 is effective for interim periods ending after June 15, 2009. The adoption of FSP FAS 115-2 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends the accounting in SFAS 141(R)-1 for assets and liabilities arising from contingencies in a business combination. The FSP is effective January 1, 2009, and requires pre-acquisition contingencies to be recognized at fair value, if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the FSP requires measurement based on the recognition and measurement criteria of SFAS 5, Accounting for Contingencies. The adoption of FSP FAS 141(R)-1 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The following table provides information about our long-term debt at March 31, 2009 (in thousands):

	Maturity	Face	Carrying	Estimated
	Date	Amount	Value	Fair Value

Senior secured credit facility at an average interest rate of 9.61%	June 2011	$15,000	$14,785	$14,785
9% senior secured notes	January 2012	125,000	125,000	12,188
12 3/4 % senior subordinated notes	January 2013	66,000	66,000	1,406

Total		$206,000	$205,785	$28,379

We are also exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace, and do not utilize derivative financial instruments for trading purposes. We currently do not enter into rate swap agreements.
The following table provides information about our financial instruments that are sensitive to changes in interest rates (dollars in thousands):

	Current Portion as of March 31,
	2009	2010	2011	2012	2013	Thereafter	Total

Long-term debt (including current portion):
Fixed-rate	$191,000	$—	$—	$—	$—	$—	$191,000
Average interest rate	10.30%	10.30%	10.30%	12.48%	12.75%	—	10.55%
Variable-rate	$14,785	$—	$—	$—	$—	$—	$14,785
Average interest rate	9.61%	—	—	—	—	—	9.61%

The capital lease and gaming equipment financing are agreements that because of their long-term nature we impute interest expense for accounting purposes. Contractually these agreements carry no interest, therefore we believe that there is no exposure to interest rate risk and therefore have excluded those contracts from the presentation above.
Item 4(T). Controls and Procedures.
Evaluation of Disclosure Controls
We evaluated the effectiveness of our disclosure controls and procedures as of and for the three months ended March 31, 2009. This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer.
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
Conclusions
Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009, and has concluded that they are effective to timely alert them to material information relating to the Company required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. The following information represents material changes to those risk factors during the three months ended March 31, 2009.
An actual or feared outbreak of highly infectious disease could adversely affect the number of visitors to our properties and disrupt our operations, resulting in a material adverse effect on our financial condition, results or operations and cash flows.
Actual or feared outbreaks of highly infectious diseases, such as SARS, avian flu or swine flu, may adversely affect the number of visitors to our properties and our business and prospects. Furthermore, an outbreak might disrupt our ability to adequately staff our business and could generally disrupt our operations. If any of our guests or employees is suspected of having contracted certain highly contagious diseases, we may be required to quarantine these customers or employees or the affected areas of our facilities and temporarily suspend part or all of our operations at affected facilities. Any new outbreak of such a highly infectious disease could have a material adverse effect on our financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
We are currently in default under our amended Foothill Facility and our Senior Notes. The default under our Senior Notes relates to our failure to pay the $5.625 million semi-annual interest payment due on January 15, 2009. The default under the Foothill Facility relates to our failure to comply with certain financial covenants and other requirements of the Foothill Facility as well as our failure to make the interest payment under the Senior Notes. Therefore, our obligations under the Foothill Facility and the Senior Notes could be accelerated. In such event, we would be in default under our Senior Sub Notes.
We continue to evaluate our financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of our obligations, our business or a sale of some or all of our businesses. We are currently in negotiations with an ad hoc committee of holders of our Senior Notes regarding a restructuring of our indebtedness. We and our advisors are actively working toward such a transaction that would address the decline in our operating results and our capital structure, including our outstanding indebtedness. If we fail to enter into a restructuring agreement, all rights and remedies of our secured creditors could be exercised; including acceleration of our obligations under our Foothill Facility, Senior Secured Notes and Senior Sub Notes. As the success of any restructuring of our indebtedness will depend on the stability of and access to the capital and credit markets and agreements with and the consent of requisite numbers and percentages of lenders and holders of the Senior Notes and the Senior Sub Notes, we cannot assure you that we will be successful in agreeing upon a restructuring. Whether or not we are able to agree upon restructuring of our outstanding indebtedness with our lenders and/or holders of the Senior Notes and the Senior Sub Notes, we will likely be required to seek protection under Chapter 11 of the U. S. Bankruptcy Code in order to successfully complete a restructuring of our outstanding indebtedness.
As previously disclosed in our Current Report on Form 8-K filed on May 11, 2009, we received a Notice of Default and Reservation of Rights letter on May 6, 2009 from Wells Fargo Foothill with respect to our Foothill Facility.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
On April 29, 2009, we received notice from The Bank of New York Mellon Trust N.A., formerly known as The Bank of New York Trust N.A., of its resignation, as of April 28, 2009, as trustee under the Indenture dated December 20, 2004 governing our Senior Sub Notes. Pursuant to the notice, Law Debenture Trust Company of New York will be the successor trustee.
Item 6. Exhibits.

10.1
Executive Employment Agreement dated January 8, 2009 made by Black Gaming, LLC with Robert R. Black, Sr., incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2009.

10.2
Executive Employment Agreement dated January 8, 2009 made by Black Gaming, LLC with Anthony Toti, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2009.

10.3
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

10.4
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

10.5
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

10.6
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

10.7
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

BLACK GAMING, LLC

By:	/s/ Sean P. McKay	May 15, 2009

Sean P. McKay
Chief Accounting Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Executive Employment Agreement dated January 8, 2009 made by Black Gaming, LLC with Robert R. Black, Sr., incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2009.

10.2
Executive Employment Agreement dated January 8, 2009 made by Black Gaming, LLC with Anthony Toti, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2009.

10.3
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

10.4
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

10.5
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

10.6
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

10.7
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