Form 10-Q
period 2009-06-30
BLACK GAMING, LLC; RBG, LLC; B & B B, Inc.
filed 2009-08-14
CIK 1319842, 1319845, 1319855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding of Virgin River Casino Corporation as of August 1, 2009: 100 shares of common stock.
Number of shares of common stock outstanding of B & B B, Inc. as of August 1, 2009: 16.75 shares of common stock.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Black Gaming, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,887	$11,464
Accounts receivable, net	765	1,013
Related party receivables	192	460
Inventories	1,296	1,529
Prepaid expenses	3,367	3,377
Current portion of notes receivable	226	261

Total current assets	23,733	18,104
Property and equipment, net	106,153	111,330
Notes receivable, less current portion	39	117
Intangible assets, net	12,691	14,177
Deferred financing fees	4,030	4,787
Other assets	1,634	1,953

Total assets	$148,280	$150,468

Liabilities and Members’ Deficit
Current liabilities:
Debt in default	$205,758	$205,519
Current portion of gaming equipment financing	512	121
Current portion of obligation under capital lease	180	173
Accrued interest	14,775	5,336
Accounts payable	2,017	2,557
Accrued liabilities	10,158	11,748

Total current liabilities	233,400	225,454
Gaming equipment financing, less current portion	69	125
Obligations under capital lease, less current portion	63	155

Total liabilities	233,532	225,734

Commitments and contingencies (Note 9)

Members’ deficit	(85,252)	(75,266)

Total liabilities and members’ deficit	$148,280	$150,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues:
Casino	$16,489	$21,249	$34,679	$45,582
Food and beverage	6,097	8,621	12,189	18,007
Hotel	6,031	7,939	12,406	16,044
Other	3,602	4,682	7,277	10,259

Total revenues	32,219	42,491	66,551	89,892
Less—promotional allowances	(4,895)	(6,509)	(11,274)	(15,356)

Net revenues	27,324	35,982	55,277	74,536

Operating expenses:
Casino	7,947	10,314	16,345	22,025
Food and beverage	3,893	6,184	7,506	11,674
Hotel	1,408	2,178	2,746	3,855
Other	2,063	2,559	3,981	5,010
General and administrative	6,856	10,278	13,932	20,725
Depreciation and amortization	3,817	4,142	7,685	8,423
Loss on sale and disposal of assets	11	41	47	204
Impairment of long lived assets	—	2,860	264	3,833
Goodwill impairment	—	12,497	—	12,497
Restructuring costs	504	—	1,461	—

Total operating expenses	26,499	51,053	53,967	88,246

Operating income (loss)	825	(15,071)	1,310	(13,710)

Other expense:
Interest expense, net	(5,654)	(5,238)	(11,296)	(10,583)

Net loss	$(4,829)	$(20,309)	$(9,986)	$(24,293)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net loss	$(9,986)	$(24,293)
Depreciation and amortization	7,685	8,423
Loss on sale and disposal of assets	47	204
Impairment of long lived assets	264	3,833
Goodwill impairment	—	12,497
Amortization of deferred financing fees	757	801
Accretion of senior subordinated notes	317	3,700
Interest expense on gaming equipment financing	—	4
Cost of vacation interval sales	—	15
Change in operating assets and liabilities:
Accounts and related party receivables, net	537	130
Inventories	233	(12)
Prepaid expenses	10	615
Notes receivable	113	187
Change in other assets	110	(64)
Accounts payable, accrued liabilities and interest	7,288	(2,505)

Net cash provided by operating activities	7,375	3,535

Cash flows from investing activities:
Proceeds received from sale of assets	40	306
Capital expenditures	(546)	(675)

Net cash used in investing activities	(506)	(369)

Cash flows from financing activities:
Proceeds from issuance of debt in default	739	5,000
Payment of gaming equipment financing	(283)	(1,325)
Payment of debt in default	(817)	(8,500)
Payment of financing costs	—	(150)
Payment of obligations under capital lease	(85)	—
Increase in bank overdraft	—	449

Net cash used in financing activities	(446)	(4,526)

Net increase (decrease) in cash and cash equivalents	6,423	(1,360)
Cash and cash equivalents at beginning of period	11,464	9,503

Cash and cash equivalents at end of period	$17,887	$8,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(in thousands)

	Six months ended
	June 30, 2009	June 30, 2008

Supplemental cash flow disclosure:

Cash paid for interest	$785	$6,136

Noncash investing and financing activities:

Acquisition of gaming assets with seller financing	$618	$817

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

The accompanying balance sheet as of December 31, 2008 and the unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2009 include the accounts of the Company and all of its majority-owned subsidiaries and are maintained in accordance with U.S. generally accepted accounting principles. The Reorganization, predicated on the transfer of shares of B&BB and VRCC for membership interests in BG LLC, represented a transaction between entities under common control and is accounted for in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at B&BB and VRCC’s historical cost basis. As a result of the Reorganization, B&BB and VRCC became majority owned subsidiaries of BG LLC which owns 100%, directly or indirectly, in each subsidiary operating Company. Because of this majority ownership, the financial statements are consolidated.
The Company’s operations have been adversely affected by the general economic downturn in the U.S. economy. The Company is currently in default under its 9% Senior Secured Notes (the “Senior Notes”) and its credit facility, as amended, with Wells Fargo Foothill, Inc. (the “Foothill Facility” and “Wells Fargo Foothill”). Additionally, the Company is effectively in default under its 12¾% Senior Subordinated Notes (“Senior Sub Notes”) as of the issuance of this report. See “Footnote 10 — Subsequent Events”. The Company is currently in discussions with an ad hoc committee of holders of the Senior Notes (the “Senior Noteholders”) regarding its financial alternatives. All prior forbearance agreements with the Senior Noteholders and Wells Fargo Foothill have expired. The Company is also in discussions with Wells Fargo Foothill regarding the effect of the default under the Foothill Facility. If the Company is not successful in obtaining a forbearance agreement, a restructuring agreement or entering into a transaction to address its liquidity and capital structure, the Company will likely be required to seek protection under Chapter 11 of the U. S. Bankruptcy Code. The conditions described above raise a substantial doubt about the Company’s ability to continue as a going concern. See “Footnote 11 — Going Concern”.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Interim Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included and are of a normal recurring nature. Our results of operations tend to be seasonal in nature and operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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
In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on August 14, 2009.
Restructuring Costs — Restructuring costs are comprised of expenses related to the evaluation of financial and strategic alternatives, and include fees for services from financial, legal and accounting advisors.
Recently Issued Accounting Standards — In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is effective for periods ending after June 15, 2009. SFAS 165 establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. The Company has evaluated subsequent events through the date of issuance, August 14, 2009.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 revises SFAS No. 140 and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 166 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 167 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative U.S. GAAP to be applied by nongovernmental entities. While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is organized. The adoption of SFAS 168 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the FASB issued FASB Staff Position (“FSP”) FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires the disclosure of the fair value of financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157, “Fair Value Measurements” when there is no active market or where the price inputs being used to determine fair value represent distressed sales. It reemphasizes that the objective of fair-value measurement remains an exit price. It also reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 is effective for interim periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 modifies the requirements for recognizing other-than-temporarily-impaired debt securities and significantly changes the existing impairment model for debt securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands required disclosures about other-than-temporary impairment for debt and equity securities. FSP FAS 115-2 is effective for interim periods ending after June 15, 2009. The adoption of FSP FAS 115-2 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends the accounting in SFAS 141(R)-1 for assets and liabilities arising from contingencies in a business combination. The FSP is effective January 1, 2009, and requires pre-acquisition contingencies to be recognized at fair value, if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the FSP requires measurement based on the recognition and measurement criteria of SFAS 5, Accounting for Contingencies. The adoption of FSP FAS 141(R)-1 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
2. Property and Equipment
Property and equipment consists of the following (in thousands):

	June 30, 2009	December 31, 2008

Land	$32,812	$32,812
Building	77,578	77,549
Land and leasehold improvements	13,597	13,509
Furniture and fixtures	85,840	84,825
Construction in progress	1,072	1,518

	210,899	210,213
Less: accumulated depreciation	(104,746)	(98,883)

Property and equipment, net	$106,153	$111,330

3. Notes Receivable
Notes receivable consist of the following (in thousands):

	June 30, 2009	December 31, 2008

Vacation interval notes receivable	$490	$603
Allowance for possible credit losses	(225)	(225)

Total notes receivable	265	378
Less: current portion	(226)	(261)

Non-current notes receivable	$39	$117

Notes generated from the sale of vacation intervals generally bear interest at annual rates ranging from 12.75% to 14.75% and have terms of 5 to 7 years. The vacation interval notes receivable are collateralized by the right to use and deeds of trust on the vacation interval sold.
4. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2009	December 31, 2008

Accrued management fees	$819	$550
Accrued taxes	525	730
Accrued insurance	1,338	1,376
Accrued slot program	4,423	4,168
Accrued wages, benefits and other personnel costs	2,149	3,242
Accrued other	904	1,682

Total accrued liabilities	$10,158	$11,748

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
5. Gaming Equipment Financing
Gaming equipment financing consists of the following (in thousands):

	June 30, 2009	December 31, 2008

Gaming equipment financing to purchase 6 games, no payments for one year and monthly payments of $6 for 24 months beginning February 2007	$—	$3
Gaming equipment financing, monthly payments of $1 for 36 months beginning July 2006	—	6
Gaming equipment financing, no payments for 18 months and monthly payments of $1 for 36 months beginning July 2006	—	3
Gaming equipment financing, monthly payments of $1 for 36 months and beginning on July 2006	—	3
Gaming equipment financing, monthly payments of $10 for 28 months beginning October 2008	179	231

Gaming equipment financing, varying monthly payments for 11 months with the balance due on the 12th month beginning March 2009	402	—

	581	246
Less: current portion	(512)	(121)

Gaming equipment financing, long-term portion	$69	$125

6. Debt
Debt consists of the following (in thousands):

	June 30, 2009	December 31, 2008

Revolving credit facility totaling $15 million with Wells Fargo Foothill, due June 30, 2011, at a margin above prime or LIBOR, as defined; collateralized by substantially all assets of the Company as defined	$14,758	$14,836
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	125,000	125,000
12 3/4 % senior subordinated notes, non-cash interest will accrue at an annual rate of 12 3/4 % in the form of increased accreted value until January 15, 2009. Beginning July 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	66,000	65,683

	205,758	205,519
Less: current portion — debt in default	(205,758)	(205,519)

Total long-term debt	$—	$—

Revolving Facility
As disclosed in the Company’s 2008 Form 10-K, the Company is currently in default under the Foothill Facility. The amounts outstanding under the Foothill Facility are classified as current liabilities in the Company’s consolidated balance sheets as of June 30, 2009 and December 31, 2008.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The Foothill Facility is secured by substantially all the assets of the Company. During the life of the Foothill Facility, the Company may borrow up to the lesser of (1) $15.0 million less the Letter of Credit Usage, as defined, less the Bank Product Reserve, as defined, or (2) the Borrowing Base, as defined, less the Letter of Credit Usage. Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, as defined and amended, which is 5.0%, or the Base Rate, plus the Base Rate Margin, which is 5.0%, as defined and amended. LIBOR was approximately 2.5% and the Base Rate was 5.0% at June 30, 2009.
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
On January 15, 2009, the Company entered into a First Amendment to Forbearance, Consent and Third Amendment to Credit Agreement (“First Amendment to Forbearance”) with respect to the Foothill Facility. The First Amendment to Forbearance extended the Forbearance Period from January 15, 2009 to February 2, 2009 (“Amended Forbearance Period”). No other provisions of the Forbearance Agreement were amended, the terms of the Forbearance Agreement remained in full force and effect in accordance with their respective terms.
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
On February 12, 2009, the Company entered into an Amended and Restated Forbearance Agreement (“Amended and Restated Forbearance Agreement”) with respect to the Foothill Facility. Pursuant to the Amended and Restated Forbearance Agreement, during the Forbearance Period (as defined in the Amended and Restated Forbearance Agreement) Wells Fargo Foothill agreed to forbear from enforcing its rights under the Foothill Facility that arise because of certain Designated Events of Default (as defined in the Amended and Restated Forbearance Agreement) including the non-payment of interest on the Senior Secured Notes. Upon the expiration of the Forbearance Period, the forbearance terminated and Wells Fargo Foothill has the right to exercise any and all rights and remedies under the Foothill Facility, including the acceleration of the Company’s obligations under the Foothill Facility of approximately $14.8 million. The Forbearance Termination Date (as defined in the Amended and Restated Forbearance Agreement) was March 2, 2009, subject to extension to March 9, 2009 or earlier termination as provided in the Amended and Restated Forbearance Agreement. A covenant in the Amended and Restated Forbearance Agreement required the Company to execute a forbearance agreement with the Senior Noteholders by February 17, 2009 with respect to the Senior Notes. As no forbearance agreement was executed with the Senior Noteholders within this timeframe, the Company was in breach of the terms of the Amended and Restated Forbearance Agreement, and Wells Fargo Foothill had the right to exercise any and all rights and remedies under the Foothill Facility, including the acceleration of the Company’s obligations under the Foothill Facility of approximately $14.8 million. Under the Amended and Restated Forbearance Agreement, Wells Fargo Foothill also consented to the continued reduction of operations at the Oasis during the Forbearance Period.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On February 25, 2009, the Company entered into a Second Amended and Restated Forbearance Agreement (“Second Amended Forbearance”) with respect to the Foothill Facility. The Second Amended Forbearance amended and restated in its entirety the Amended and Restated Forbearance Agreement. Pursuant to the Second Amended Forbearance, during the Forbearance Period (as defined in the Second Amended Forbearance Agreement), Wells Fargo Foothill agreed to forbear from enforcing its rights under the Foothill Facility that arise because of certain Designated Events of Default (as defined in the Second Amended Forbearance Agreement). Upon the expiration of the Forbearance Period, the forbearance terminated and Wells Fargo Foothill has the right to exercise any and all rights and remedies under the Foothill Facility, including the acceleration of the Company’s obligations under the Foothill Facility of approximately $14.8 million. The Forbearance Termination Date (as defined in the Second Amended Forbearance Agreement) was March 2, 2009, subject to extension to March 9, 2009 if the Company provided a restructuring term sheet to Wells Fargo Foothill by March 2, 2009. The Company also agreed to provide Wells Fargo Foothill with certain projections by March 6, 2009. Under the Second Amended Forbearance, Wells Fargo Foothill also consented to the continued reduction of operations at the Oasis during the Forbearance Period and to the ability of the Company to transfer equipment from the Oasis to one of the Company’s other operating casino locations.
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
At June 30, 2009, approximately $14.8 million was drawn under the Foothill Facility. Accordingly, the availability under the Foothill Facility at June 30, 2009 was limited to approximately $0.2 million subject to further advances by Wells Fargo Foothill.
On May 6, 2009, the Company received a Notice of Default and Reservation of Rights letter from Wells Fargo Foothill. The outstanding balance on the Foothill Facility is a joint and several obligation of the Company.
Senior Secured and Senior Subordinated Notes
In December 2004, VRCC, RBG and B&BB (the “Issuers”) issued $125.0 million of Senior Notes due on January 15, 2012 and $39.9 million in gross proceeds of Senior Sub Notes due January 15, 2013 (collectively the “Notes”). The Notes are joint and several obligations of the Issuers and all current and future subsidiaries of the Issuers. The Senior Notes pay interest semiannually while the Senior Sub Notes accrue interest in the form of increased accreted value through January 15, 2009, when the carrying book value of the Senior Sub Notes was $66.0 million. Beginning on July 15, 2009, the Senior Sub Notes will cash pay interest semiannually similar to the Senior Notes. The Indentures governing the Notes (the “Indentures”) contain certain customary financial and other covenants, which limit the Company’s ability to incur additional debt. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, on a pro-forma basis after the incurrence of the additional indebtedness is at least 2.00 to 1.00. As of June 30, 2009, the Company has a Consolidated Coverage Ratio that is less than 2.00 to 1.00 and accordingly has incurred no additional indebtedness as defined. The Indentures also contain other covenants which limit the ability of the Issuers and Guarantors, as defined, to pay dividends, redeem stock, or make other distributions, make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined in the Indentures. There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries. The Issuers were in compliance with these covenants at June 30, 2009 and December 31, 2008; however, the Company is in default with respect to certain other covenants.
The Senior Notes are secured by substantially all existing and future assets of the Issuers and the Guarantors, as well as the equity interest of the Black Trust in BG LLC. The Guarantors are all the wholly owned subsidiaries of the Issuers. The Senior Notes are subordinate to the security interests of the Foothill Facility. The Senior Sub Notes are subordinate to the Senior Notes and all other indebtedness of the Company.

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
The entire amount of the Senior Notes and Senior Sub Notes are classified as current liabilities in the Company’s consolidated balance sheets as of June 30, 2009 and December 31, 2008. The Company also agreed to pay certain fees and expenses incurred by the professional advisors of the Senior Noteholders and to provide them with reasonable access to the Company.
The estimated fair value of the Company’s Senior Notes and Senior Sub Notes at June 30, 2009 was $12.7 million and $1.4 million, respectively. The estimated fair value amounts were based on quoted market prices. For all other indebtedness, the fair value approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.
See “Footnote 10 — Subsequent Events” for additional discussion.
7. Related Party Transactions
Virgin River Foodmart, Inc., a Nevada corporation (“Foodmart”) is owned by former shareholders of VRCC. Participants in the Company’s slot club program are able to redeem their points for gasoline at the Foodmart. Foodmart charges the Company the retail amount of gas purchased with player points. Charges associated with the point redemption for gasoline at the Foodmart were $0, $1,000, $6,000 and $15,000 for the three and six months ended June 30, 2009 and 2008, respectively.
Black & LoBello is a law firm managed by the daughter of Mr. Black. The Company retains Black & LoBello as outside legal counsel, and has incurred legal fees for legal services in the amount of $20,000, $47,000, $24,000 and $44,000 for the three and six months ended June 30, 2009 and 2008, respectively.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Pursuant to the Indenture, Mr. Black is entitled to a management fee for his management of the Companies of up to 5% of EBITDA. The Company expensed $135,000, $270,000, $192,000 and $426,000 during the three and six months ended June 30, 2009 and 2008, respectively.
Resorts LLC provided management and other services to two related parties that manage and operate the home owners associations of the vacation intervals sold at the property. Included in the accompanying condensed consolidated balance sheet at June 30, 2009 and December 31, 2008, is a receivable for $192,000 and $460,000, respectively, related to amounts owed for those services.
During 2006, the Company entered into an agreement with Town Center Drive & 215, LLC to lease executive office space. The term of the lease is 84 months at a rate of approximately $11,508 a month. Mr. Black is the owner and manager of Town Center Drive & 215, LLC. The Company has expensed $44,000, $91,000, $42,000 and $85,000 during the three and six months ended June 30, 2009 and 2008, respectively.
8. Impairment of Long Lived Assets
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews identified intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company did not recognize any additional impairment for the three months ended June 30, 2009. For the six months ended June 30, 2009, the Company identified several assets with a value that was considered impaired. These assets were related to abandoned projects at the Oasis in addition to the license for the Starbucks® coffee outlet and improvements related to the Denny’s® Restaurant facility, both located within the Oasis. These assets were written off due to the uncertainty of future revenues as a result of the reduced operations at the Oasis. The Company has recognized a non-cash write-off of approximately $264,000 which is included as a component of operating expenses under the caption “Impairment of long lived assets” related to these assets.
9. Commitments and Contingencies
Sales and Use Tax on Complimentary Meals—On March 27, 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that complimentary meals provided to employees and patrons are not subject to Nevada use tax. On April 15, 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court’s decision and in July 2008, the Court denied that motion for rehearing. The Department has notified interested parties that it intends to pursue an alternative legal theory through an available administrative process, and they continue to deny refund claims. It is anticipated that a hearing before the Nevada Administrative Law Judge may occur during the summer of 2009. Through June 2008, the Company paid use tax on these items and filed for refunds for the periods from July 2000 to June 2008. The amount subject to these refunds is approximately $1.8 million. As of June 30, 2009, the Company had not recorded a receivable related to this matter.
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

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Oasis Hotel and Casino— On May 20, 2009, the Company announced its decision to further reduce operations at the Oasis beginning on May 20, 2009. The Company issued Worker Adjustment and Retraining Notification Act (WARN) notices to the affected employees and the appropriate government officials on the same date. The reduction in operations affected approximately 147 of the Company’s 1,700 plus employees and was completed by July 19, 2009. The Company recorded approximately $466,000 in net charges related to the reduction in operations at the Oasis, primarily related to employee severance costs. These costs were settled against a reserve established at December 31, 2008. The remaining balance in the reserve after application of these payments was approximately $616,000 which was written off against general and administrative expenses during the period ending June 30, 2009. There are no additional reserves established for the Oasis closure.
10. Subsequent Events
On July 15, 2009 the Company failed to make the second $5.625 million semi-annual interest payment then due on the Senior Notes and the $4.208 million semi-annual interest payment then due on the Senior Sub Notes. Pursuant to the subordination provisions of the indenture governing the Company’s Senior Sub Notes, the Company is prohibited from making the semi-annual interest payment on the Senior Sub Notes until the payment default under the Senior Notes has been cured or waived. If the scheduled interest payment on the Senior Sub Notes is not made within 30 days of the scheduled payment date, an event of default will occur under the indenture governing the Senior Sub Notes, and the aggregate principal amount of the Senior Sub Notes, plus the unpaid interest payment and any other amounts due and owing on the Senior Sub Notes could be declared immediately due and payable by the trustee or by holders of 25% or more of the aggregate principal amount of the Senior Sub Notes. The failure to make the semi-annual interest payment under the Senior Sub Notes within the 30-day grace period would constitute an additional event of default under the Foothill Facility. The acceleration of the Company’s obligations under the Senior Sub Notes would constitute an additional event of default under the Senior Notes.
The Company will not make the interest payment on the Senior Sub Notes within the 30-day grace period and is effectively in default under the Senior Sub Notes as of the issuance of this report.
11. Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has generated net losses from operations of $10.0 million and $24.3 million for the periods ended June 30, 2009 and 2008, respectively, and has an accumulated deficit of $85.3 million at June 30, 2009. The Company has total cash and cash equivalents of $17.9 million and a net working-capital deficit of $209.7 million at June 30, 2009. The net working-capital deficit includes $14.8 million of the Company’s Foothill Facility, $125.0 million of the Company’s Senior Notes and $66.0 million of the Company’s Senior Sub Notes.
The Company is currently in default under its Foothill Facility and Senior Notes. The defaults under the Foothill Facility and Senior Notes may also constitute an event of default under the Company’s Senior Sub Notes if the obligations under the Foothill Facility or Senior Secured Notes are accelerated. In addition, on July 15, 2009 the Company failed to make the second $5.625 million semi-annual interest payment then due on the Senior Notes and the $4.208 million semi-annual interest payment then due on the Senior Sub Notes. See “Footnote 10 — Subsequent Events”.
Our liquidity is dependent on cash flows from operations, which have been adversely affected by the downturn in the economy causing the Company to realize operating losses and impairment charges.
As a result of the default under the Senior Notes due to the failure to make the $5.625 million semi-annual interest payment and the cross default events as a result of that failed payment, the Company’s lenders could accelerate the Company’s obligations under the Foothill Facility and Senior Notes. This acceleration could then result in a default under the Company’s Senior Sub Notes obligations, and require repayment of all outstanding borrowings ($205.8 million at June 30, 2009). The Company is currently in discussions with its lenders to negotiate a restructuring of its debt. If the Company is not successful in obtaining an extended forbearance agreement, a restructuring agreement or entering into a transaction to address its liquidity and capital structure, the Company will likely be required to seek protection under Chapter 11 of the U. S. Bankruptcy Code. The conditions and events described above raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
12. Supplemental Guarantor Condensed Consolidating Financial Statements
At June 30, 2009, BG LLC and all of the Issuers, and Issuers’ subsidiaries, each of which is directly or indirectly wholly-owned by the BG LLC, are guarantors under the Foothill Facility and the Indentures governing the Notes, see Note 6. These guarantees are full, unconditional and joint and several.
Note 12 represents the condensed consolidating balance sheets of BG LLC (“Parent”), Issuers, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries and eliminating entries as of June 30, 2009 and December 31, 2008 and the related condensed consolidating statements of operations and cash flows for the three and six months ended June 30, 2009 and 2008.

	Parent	Issuers			Guarantor	Non-Guarantor
	BG LLC	B&BB	RBG	VRCC	Subsidiaries	Subsidiaries	Eliminations	Consolidated
As of June 30, 2009
BALANCE SHEET:

Current assets, including intercompany accounts	$4,045	$27,595	$33,477	$6,465	$14,330	$—	$(62,179)	$23,733
Property and equipment, net	190	6,974	38,612	32,456	27,921	—	—	106,153
Intangible assets, net	—	5,486	5,586	—	1,619	—	—	12,691

Other assets excluding intercompany accounts	—	603	24,376	90,706	1,278	—	(111,260)	5,703

	$4,235	$40,658	$102,051	$129,627	$45,148	$—	$(173,439)	$148,280

Current liabilities, including intercompany accounts	$10,753	$248,630	$235,407	$220,853	$21,002	$—	$(503,245)	$233,400

Gaming equipment financing, less current portion	—	69	—	—	—	—	—	69
Long-term capital lease obligation	—	—	34	—	29	—	—	63
Members’ (deficit) equity	(6,518)	(208,041)	(133,390)	(91,226)	24,117	—	329,806	(85,252)

	$4,235	$40,658	$102,051	$129,627	$45,148	$—	$(173,439)	$148,280

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
12. Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Parent	Issuers			Guarantor	Non-Guarantor
	BG LLC	B&BB	RBG	VRCC	Subsidiaries	Subsidiaries	Eliminations	Consolidated
As of December 31, 2008
BALANCE SHEET:

Current assets, including intercompany accounts	$4,957	$24,191	$28,875	$4,071	$13,140	$—	$(57,130)	$18,104
Property and equipment, net	214	7,856	40,197	33,208	29,855	—	—	111,330
Intangible assets, net	—	6,140	6,049	—	1,988	—	—	14,177

Other assets excluding intercompany accounts	—	811	26,545	91,131	1,463	—	(113,093)	6,857

	$5,171	$38,998	$101,666	$128,410	$46,446	$—	$(170,223)	$150,468

Current liabilities, including intercompany accounts	$9,610	$237,875	$225,532	$211,090	$20,187	$—	$(478,840)	$225,454

Gaming equipment financing, less current portion	—	125	—	—	—	—	—	125
Long-term capital lease obligation	—	—	83	—	72	—	—	155
Members’ (deficit) equity	(4,439)	(199,002)	(123,949)	(82,680)	26,187	—	308,617	(75,266)

	$5,171	$38,998	$101,666	$128,410	$46,446	$—	$(170,223)	$150,468

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
12. Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Parent	Issuers			Guarantor	Non-Guarantor
	BG LLC	B&BB	RBG	VRCC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

For the three months ended June 30, 2009

STATEMENT OF OPERATIONS

Net revenues	$—	$12,185	$13,607	$1,658	$1,449	$—	$(1,575)	$27,324

Operating expenses:
Casino	—	3,976	3,771	—	200	—	—	7,947
Food and beverage	—	1,761	2,115	—	17	—	—	3,893
Hotel	—	569	680	1	158	—	—	1,408
Other	—	339	1,223	—	501	—	—	2,063
General and administrative	258	4,176	3,506	104	387	—	(1,575)	6,856
Depreciation and amortization	12	1,123	1,268	376	1,038	—	—	3,817
Loss on disposal of assets	—	8	3	—	—	—	—	11
Restructuring costs	504	—	—	—	—	—	—	504

Operating (loss) income	(774)	233	1,041	1,177	(852)	—	—	825

Interest expense, net	—	519	8	5,124	3	—	—	5,654

Net (loss) income	$(774)	$(286)	$1,033	$(3,947)	$(855)	$—	$—	$(4,829)

STATEMENT OF CASH FLOWS

Net cash (used in) provided by operating activities	$(76)	$2,643	$(1,481)	$27	$105	$—	$—	$1,218
Net cash used in investing activities	—	(236)	(67)	—	(3)	—	—	(306)
Net cash used in financing activities	—	(93)	(83)	(27)	(23)	—	—	(226)

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
12. Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Parent	Issuers			Guarantor	Non-Guarantor
	BG LLC	B&BB	RBG	VRCC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

For the three months ended June 30, 2008

STATEMENT OF OPERATIONS

Net revenues	$—	$10,787	$13,355	$1,689	$11,726	$—	$(1,575)	$35,982

Operating expenses:
Casino	—	3,187	3,739	—	3,388	—	—	10,314
Food and beverage	—	2,148	2,228	—	1,808	—	—	6,184
Hotel	—	579	737	2	860	—	—	2,178
Other	—	396	1,269	—	894	—	—	2,559
General and administrative	458	4,034	3,613	94	3,654	—	(1,575)	10,278
Depreciation and amortization	12	1,158	1,303	377	1,292	—	—	4,142
(Gain) loss on disposal of assets	—	(1)	43	—	(1)	—	—	41
Impairment of long lived asset	—	—	2,860	—	—	—	—	2,860
Goodwill impairment	—	1,043	5,727	—	5,727	—	—	12,497

Operating (loss) income	(470)	(1,757)	(8,164)	1,216	(5,896)	—	—	(15,071)

Interest expense, net	1	515	9	4,704	9	—	—	5,238

Net loss	$(471)	$(2,272)	$(8,173)	$(3,488)	$(5,905)	$—	$—	$(20,309)

STATEMENT OF CASH FLOWS

Net cash (used in) provided by operating activities	$(22)	$283	$(2,430)	$2,562	$(76)	$—	$—	$317
Net cash provided by (used in) investing activities	22	(58)	146	(3)	(277)	—	—	(170)
Net cash (used in) provided by financing activities	—	(129)	1,081	(2,650)	(103)	—	—	(1,801)

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
12. Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Parent	Issuers			Guarantor	Non-Guarantor
	BG LLC	B&BB	RBG	VRCC	Subsidiaries	Subsidiaries	Eliminations	Consolidated
For the six months ended June 30, 2009

STATEMENT OF OPERATIONS

Net revenues	$—	$24,907	$26,702	$3,315	$3,503	$—	$(3,150)	$55,277
Operating expenses :
Casino	—	8,203	7,732	—	410	—	—	16,345
Food and beverage	—	3,488	3,972	—	46	—	—	7,506
Hotel	—	1,094	1,257	2	393	—	—	2,746
Other	—	652	2,384	—	945	—	—	3,981
General and administrative	594	8,483	6,431	187	1,387	—	(3,150)	13,932
Depreciation and amortization	24	2,228	2,560	752	2,121	—	—	7,685
Loss on disposal of assets	—	7	40	—	—	—	—	47
Impairment of long lived asset	—	—	—	—	264	—	—	264
Restructuring costs	1,461	—	—	—	—	—	—	1,461

Operating (loss) income	(2,079)	752	2,326	2,374	(2,063)	—	—	1,310

Interest expense, net	—	1,041	19	10,229	7	—	—	11,296

Net (loss) income	$(2,079)	$(289)	$2,307	$(7,855)	$(2,070)	$—	$—	$(9,986)

STATEMENT OF CASH FLOWS

Net cash provided by operating activities	$56	$6,522	$296	$79	$422	$—	$—	$7,375
Net cash used ininvesting activities	—	(334)	(171)	—	(1)	—	—	(506)
Net cash used in financing activities	—	(171)	(151)	(78)	(46)	—	—	(446)

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
12. Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Parent	Issuers			Guarantor	Non-Guarantor
	BG LLC	B&BB	RBG	VRCC	Subsidiaries	Subsidiaries	Eliminations	Consolidated
For the six months ended June 30 2008

STATEMENT OF OPERATIONS

Net revenues	$—	$22,342	$27,372	$3,574	$24,398	$—	$(3,150)	$74,536

Operating expenses :
Casino	—	7,151	7,920	—	6,954	—	—	22,025
Food and beverage	—	3,908	4,165	—	3,601	—	—	11,674
Hotel	—	1,083	1,235	2	1,535	—	—	3,855
Other	—	689	2,440	—	1,881	—	—	5,010
General and administrative	929	8,155	7,256	208	7,327	—	(3,150)	20,725
Depreciation and amortization	25	2,328	2,702	755	2,613	—	—	8,423
Loss on disposal of assets	—	59	84	—	61	—	—	204
Impairment of long lived asset	—	—	3,833	—	—	—	—	3,833
Goodwill impairment	—	1,043	5,727	—	5,727	—	—	12,497

Operating (loss) income	(954)	(2,074)	(7,990)	2,609	(5,301)	—	—	(13,710)

Interest expense, net	2	1,031	9	9,526	15	—	—	10,583

Net loss	$(956)	$(3,105)	$(7,999)	$(6,917)	$(5,316)	$—	$—	$(24,293)

STATEMENT OF CASH FLOWS

Net cash provided by (used in) operating activities	$12	$470	$(1,087)	$3,626	$514	$—	$—	$3,535
Net cash (used in) provided by investting activities	(12)	(89)	113	(11)	(370)	—	—	(369)
Net cash used in financing activities	—	(484)	(46)	(3,650)	(346)	—	—	(4,526)

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
Overview
We own and operate the CasaBlanca Hotel & Casino (“Casablanca), the Oasis Hotel & Casino (“Oasis”) and the Virgin River Hotel & Casino (“Virgin River”) in Mesquite, Nevada, which is located approximately 80 miles north of Las Vegas. We own three of the four operating casinos in Mesquite and our properties maintain a gaming market share of approximately 55%. Previous to December 5, 2008 we had full scale operations at the Oasis. Due to deterioration of economic conditions, we temporarily suspended portions of the Oasis operations on that date. These limited operations were further reduced beginning on May 20, 2009. Refer to “Item 8. Financial Statements and Supplementary Data — Black Gaming, LLC and Subsidiaries Consolidated Financial Statements, Footnote 11—Impairment of Long Lived Assets, Goodwill and Intangibles” in our 2008 Form 10-K and “Item 1. Financial Statements — Black Gaming, LLC and Subsidiaries Condensed Consolidated Financial Statements, Footnote 9 —Commitments and Contingencies” in this Form 10-Q for additional discussions. Our properties are well established, each having been in operation for at least ten years, and serve as significant drive-in gaming and resort destinations. Our properties collectively feature approximately 1,500 slot machines, 40 table games, and 2,100 hotel rooms, of which the Oasis currently represents approximately 900 rooms utilized for overflow needs, and offer extensive amenities, including championship golf courses, a full service spa, a bowling center, restaurants, and banquet and conference facilities. With each of our properties, we leverage our extensive value-oriented amenities and emphasis on slot play to target middle market gaming customers.
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
The broader economic slowdown being experienced in Nevada and the region will likely adversely impact discretionary spending for leisure and other recreational activities, such as gaming and resort services offered by our resorts. Markets with which we compete, such as hotel-casino resorts in Las Vegas and elsewhere, are offering discounted room and other packages in an effort to attract customers, including customers who traditionally might have come to our resorts. Because our hotel-casino resorts are heavily dependent on the drive-in market, especially leisure travelers traveling on Interstate 15 and Las Vegas area residents, the factors identified above have had and will continue to have an adverse impact on our business. We believe that the operating results discussed below reflect the impact of such macroeconomic factors on our business, and, in the short-term, we do not anticipate the macroeconomic conditions to improve. As a result, we anticipate continuing pressure on our operating results.

For the three and six months ended June 30, 2009 and 2008 (unaudited) (in thousands)

	Three months ended June 30,		%	Six months ended June 30,		%
	2009	2008	Change	2009	2008	Change

Casino revenues	$16,489	$21,249	(22.4%)	$34,679	$45,582	(23.9%)
Casino expenses	7,947	10,314	(22.9%)	16,345	22,025	(25.8%)
Profit margin	51.8%	51.5%	—	52.9%	51.7%	—

Food and beverage revenues	$6,097	$8,621	(29.3%)	$12,189	$18,007	(32.3%)
Food and beverage expenses	3,893	6,184	(37.0%)	7,506	11,674	(35.7%)
Profit margin	36.1%	28.3%	—	38.4%	35.2%	—

Hotel revenues	$6,031	$7,939	(24.0%)	$12,406	$16,044	(22.7%)
Hotel expenses	1,408	2,178	(35.4%)	2,746	3,855	(28.8%)
Profit margin	76.7%	72.6%	—	77.9%	76.0%	—

Other revenues	$3,602	$4,682	(23.1%)	$7,277	$10,259	(29.1%)
Other expenses	2,063	2,559	(19.4%)	3,981	5,010	(20.5%)

Promotional allowances	$4,895	$6,509	(24.8%)	$11,274	$15,356	(26.6%)
Percent of gross revenues	15.2%	15.3%	—	16.9%	17.1%	—

General and administrative expenses	$6,856	$10,278	(33.3%)	$13,932	$20,725	(32.8%)
Percent of net revenues	25.1%	28.6%	—	25.2%	27.8%	—
Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008
Consolidated Net Revenues. Consolidated net revenues decreased by 24.1% to $27.3 million for the three months ended June 30, 2009 as compared to $36.0 million for the three months ended June 30, 2008. The decrease was primarily due to a $4.8 million decrease in casino revenues, a $2.5 million decrease in food and beverage revenues, a $1.9 million decrease in hotel revenues and a $1.1 million decrease in other revenues offset by a $1.6 million decrease in promotional allowances.
Consolidated net revenues decreased by 25.8% to $55.3 million for the six months ended June 30, 2009 as compared to $74.5 million for the six months ended June 30, 2008. The decrease was primarily due to a $10.9 million decrease in casino revenues, a $5.8 million decrease in food and beverage revenues, a $3.6 million decrease in hotel revenues and a $3.0 million decrease in other revenues offset by a $4.1 million decrease in promotional allowances.
Consolidated Operating Income. Consolidated operating income increased to $0.8 million for the three months ended June 30, 2009 as compared to an operating loss of $15.1 million for the three months ended June 30, 2008. In addition, our operating margin increased to 3.0% of net revenues for the three months ended June 30, 2009 as compared to an operating loss margin of 41.9% of net revenues for the three months ended June 30, 2008. The main reasons for the increase in operating income were a decrease in consolidated net revenues of $8.7 million and an increase of $0.5 million in restructuring costs offset by a $15.4 million change in impairment charges to goodwill and other long lived assets, a $2.3 million decrease in casino expenses, a $2.3 million decrease in food and beverage expenses, a $0.8 million decrease in hotel expenses, a $0.5 million reduction in other expenses, a $3.5 million decrease in general and administrative expenses and a $0.3 million decrease in depreciation expense for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Consolidated operating income increased to a $1.3 million for the six months ended June 30, 2009 as compared to operating loss of $13.7 million for the six months ended June 30, 2008. In addition, our operating income margin increased to 2.4% of net revenues for the six months ended June 30, 2009 as compared to an operating loss margin of 18.4% of net revenues for the six months ended June 30, 2008. The main reasons for the increase in operating income were a decrease in consolidated net revenues of $19.3 million and an increase of $1.5 million in restructuring costs offset by a $16.1 million change in impairment charges to goodwill and other long lived assets offset by a $5.7 million decrease in casino expenses, a $4.2 million reduction in food and beverage expenses, a $1.1 million decrease in hotel expenses, a $1.0 million decrease in other expenses, a $6.8 million decrease in general and administrative expenses, a $0.7 million decrease in depreciation expense and a $0.2 change in loss on disposal of assets for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.
Casino. Casino revenues decreased 22.4% to $16.5 million for the three months ended June 30, 2009 as compared to $21.2 million for the three months ended June 30, 2008. The decrease in casino revenues was due to a decrease in slot revenues of $3.7 million between periods, a decrease of $0.9 million in table games revenues and a slight decrease in other gaming revenues of $0.1 million, as compared to the same period in the prior year. Casino profit margin increased slightly to 51.8% for the three months ended June 30, 2009 as compared to 51.5% for the three months ended June 30, 2008. Casino expenses decreased 22.9% to $7.9 million for the three months ended June 30, 2009 as compared to $10.3 million for the three months ended June 30, 2008. The decrease in casino expenses was mostly attributable to decreased taxes and license fees which declined due to reduced gaming revenues and to reduced salaries and benefits costs related to our reduction in workforce.
Casino revenues decreased 23.9% to $34.7 million for the six months ended June 30, 2009 as compared to $45.6 million for the six months ended June 30, 2008. The decrease in casino revenues was due to a $9.1 million decrease in slot revenues, a decrease of $1.8 million in table games revenues and a slight decrease in other gaming revenues. Casino profit margin increased to 52.9% for the six months ended June 30, 2009 as compared to 51.7% for six months ended June 30, 2008. Casino expenses decreased 25.8% to $16.3 million for the six months ended June 30, 2009 as compared to $22.0 million for the six months ended June 30, 2008. The decrease in casino expenses was mostly attributable to decreased taxes and license fees which dropped due to reduced gaming revenues and to reduced salaries and benefits costs related to our reduction in workforce.
Food and Beverage. Food and beverage revenues decreased by 29.3% to $6.1 million for the three months ended June 30, 2009 as compared to $8.6 million for the three months ended June 30, 2008. Revenues decreased due to the effect of reduced pricing and lower visitation in our outlets due mainly to the reduced operations at the Oasis. Food and beverage expenses decreased by 37.0% to $3.9 million for the three months ended June 30, 2009 as compared to $6.2 million for the three months ended June 30, 2008. The decrease in food and beverage expenses was attributable to a decrease in direct food costs and reduced salaries and benefits costs related to our reduction in workforce. Food and beverage profit margin increased to 36.1% for the three months ended June 30, 2009 as compared to 28.3% for the three months ended June 30, 2008. The decrease in food and beverage profit margin is primarily due to the effects of our cost cutting efforts.
Food and beverage revenues decreased by 32.3% to $12.2 million for the six months ended June 30, 2009 as compared to $18.0 million for the six months ended June 30, 2008. Revenues decreased due to the effect of reduced pricing and lower visitation in our outlets due mainly to the reduced operations at the Oasis. Food and beverage expenses decreased by 35.7% to $7.5 million for the six months ended June 30, 2009 as compared to $11.7 million for the six months ended June 30, 2008. The decrease in food and beverage expenses was mainly due to a reduction in salaries and benefits and a reduction in direct food costs. Food and beverage profit margin increased to 38.4% for the six months ended June 30, 2009 as compared to 35.2% for the six months ended June 30, 2008. The decrease in food and beverage profit margin is primarily due to the effects of our cost cutting efforts.
Hotel. Hotel revenues decreased by 24.0% to $6.0 million for the three months ended June 30, 2009 as compared to $7.9 million for the three months ended June 30, 2008. The decrease in revenues was due primarily to lower occupancy as compared to the prior period. Hotel expenses decreased 35.4% to $1.4 million for the three months ended June 30, 2009 compared to $2.2 million for the three months ended June 30, 2008 primarily due to decreases in temporary labor expenditures and reduced salaries and benefits costs related to our workforce reductions. Hotel profit margin increased to 76.7% for the three months ended June 30, 2009 from 72.6% in the prior three month period ended June 30, 2008.

Hotel revenues decreased 22.7% to $12.4 million for the six months ended June 30, 2009 as compared to $16.0 million for the six months ended June 30, 2008. Hotel revenues decreased primarily due to lower occupancy compared to the prior period. Hotel expenses decreased 28.8% to $2.7 million for the six months ended June 30, 2009 compared to $3.9 million for the six months ended June 30, 2008 primarily due to decreases in temporary labor expenditures and reduced salaries and benefits costs related to our workforce reductions. Hotel profit margin increased slightly to 77.9% for the six months ended June 30, 2009 from 76.0% in the prior six month period ended June 30, 2008.
Other Revenues. Other revenues decreased 23.1% to $3.6 million for the three months ended June 30, 2009 as compared to $4.7 million for the three months ended June 30, 2008. The decrease in other revenues was due mainly to a reduction in spa revenues, a reduction in golf revenues, decreased sales in our gift shops and reduced commissions from third party ATM machines and billboard rentals. Other expenses decreased 19.4% to $2.1 million for the three months ended June 30, 2009 as compared to $2.6 million for the three months ended June 30, 2008 mainly due to a decrease in direct costs associated with our retail outlets and reduced salaries and benefits costs related to our reduction in workforce.
Other revenues decreased 29.1% to $7.3 million for the six months ended June 30, 2009 as compared to $10.3 million for the six months ended June 30, 2008 due mainly to a reduction in spa revenues, a reduction in golf revenues, decreased sales in our gift shops and reduced commissions from third party ATM machines and billboard rentals. Other expenses decreased 20.5% to $4.0 million for the six months ended June 30, 2009 as compared to $5.0 million for the six months ended June 30, 2008 due to a decrease in direct costs associated with our retail outlets, reduced salaries and benefits costs related to our reduction in workforce and reductions in supplies costs.
Promotional Allowances. Promotional allowances decreased by 24.8% to $4.9 million for the three months ended June 30, 2009 as compared to $6.5 million for the three months ended June 30, 2008. As a percent of gross revenues, promotional allowances decreased slightly to 15.2% for the three months ended June 30, 2009 as compared to 15.3% for the three months ended June 30, 2008 due to a reduction in general promotions attributable to servicing casino guests.
Promotional allowances decreased by 26.6% to $11.3 million for the six months ended June 30, 2009 as compared to $15.4 million for the six months ended June 30, 2008. As a percent of gross revenues, promotional allowances decreased to 16.9% for the six months ended June 30, 2009 as compared to 17.1% for the six months ended June 30, 2008 due to a reduction in general promotions attributable to servicing casino guests.
General and Administrative (“G&A”). G&A expenses decreased by 33.3% to $6.9 million for the three months ended June 30, 2009 as compared to $10.3 million for the three months ended June 30, 2008. As a percent of net revenues, G&A expenses decreased to 25.1% of net revenues for the three months ended June 30, 2009 as compared to 28.6% of net revenues for the three months ended June 30, 2008. G&A expenses decreased primarily due to a reduction in salaries and benefits as a result of staff reductions, a decrease in advertising and promotions and decreased utilities charges.
G&A expenses decreased by 32.8% to $13.9 million for the six months ended June 30, 2009 as compared to $20.7 million for the six months ended June 30, 2008. As a percent of net revenues, G&A expenses decreased to 25.2% of net revenues for the six months ended June 30, 2009 as compared to 27.8% of net revenues for the six months ended June 30, 2008. G&A expenses decreased primarily due to a reduction in salaries and benefits as a result of staff reductions, a reduction in supplies, a reduction in taxes and licenses, advertising and promotions and decreased utilities charges.
Depreciation and Amortization. Depreciation and amortization expense decreased 7.8% to $3.8 million for the three months ended June 30, 2009 compared to $4.1 million for the three months ended June 30, 2008 due to a decrease in the depreciable basis of the Company’s assets.

Depreciation and amortization expense decreased 8.8% to $7.7 million for the six months ended June 30, 2009 compared to $8.4 million for the six months ended June 30, 2008 due to a decrease in the depreciable basis of the Company’s assets.
Restructuring Costs. During the three months ended June 30, 2009 the Company incurred costs associated with its debt restructuring process of approximately $0.5 million. These costs were primarily associated with financial, legal and accounting advisory fees
During the six months ended June 30, 2009 the Company incurred costs associated with its debt restructuring process of approximately $1.5 million. These costs were primarily associated with financial, legal and accounting advisory fees.
Impairment of Long Lived Assets. Long-lived assets, including intangible assets other than goodwill are amortized over their useful lives, unless these lives are determined to be indefinite. Intangible assets are carried at cost less accumulated amortization. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews identified intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. During the first quarter of 2009, the Company identified several assets with a value that was considered impaired. These assets were related to abandoned projects at the Oasis in addition to the license for the Starbucks ® coffee outlet and improvements related to the Denny’s ® Restaurant facility, both located within the Oasis. These assets were written off due to the uncertainty of future revenues as a result of the reduced operations at the Oasis. The Company has recognized a non-cash write-off of approximately $264,000 which is included as a component of operating expenses under the caption “Impairment of long lived assets” related to these assets. No additional impairments were identified or recognized for the three months ending June 30, 2009.
Interest Expense. Interest expense increased to $5.7 million for the three months ended June 30, 2009 as compared to $5.2 million for the three months ended June 30, 2008. The increase was due to an increase in the amount of outstanding debt.
Interest expense increased to $11.3 million for the six months ended June 30, 2009 as compared to $10.6 million for the six months ended June 30, 2008. The increase was due to an increase in the amount of outstanding debt.
Liquidity and Capital Resources
Default status
We are currently in default under our amended credit facility with Wells Fargo Foothill, Inc. (“Foothill Facility”) and our 9% Senior Secured Notes (“Senior Notes”). Therefore, our obligations under the Foothill Facility and the Senior Notes could be accelerated. In such event, we would also be in default under our 12 3/4 % Senior Subordinated Notes (“Senior Sub Notes”). On July 15, 2009, the Company failed to make the second $5.625 million semi-annual payment then due on the Senior Notes and the $4.208 million semi-annual interest payment then due on the Senior Sub Notes. Pursuant to the subordination provisions of the indenture governing the Company’s Senior Sub Notes, the Company is prohibited from making the semi-annual interest payment on the Senior Sub Notes until the payment default under the Senior Notes has been cured or waived. If the scheduled interest payment on the Senior Sub Notes is not made within 30 days of the scheduled payment date, an event of default will occur under the indenture governing the Senior Sub Notes, and the aggregate principal amount of the Senior Sub Notes, plus the unpaid interest payment and any other amounts due and owing on the Senior Sub Notes could be declared immediately due and payable by the trustee or by holders of 25% or more of the aggregate principal amount of the Senior Sub Notes. The Company will not make the interest payment on the Senior Sub Notes within the 30-day grace period and is effectively in default under the Senior Sub Notes as of the issuance of this report.

We continue to evaluate our financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of our obligations, our business or a sale of some or all of our businesses. We are currently in negotiations with an ad hoc committee of holders of our Senior Notes regarding a restructuring of our indebtedness. We and our advisors are actively working toward such a transaction that would address the decline in our operating results and our capital structure, including our outstanding indebtedness. If we fail to enter into a restructuring agreement, all rights and remedies of our secured creditors could be exercised; including acceleration of our obligations under our Foothill Facility, Senior Secured Notes and Senior Sub Notes. As the success of any restructuring of our indebtedness will depend on the stability of and access to the capital and credit markets and agreements with and the consent of requisite numbers and percentages of lenders and holders of Notes, we cannot provide any assurance that we will be successful in realizing a restructuring agreement. Whether or not we are able to agree upon restructuring of our outstanding indebtedness with our lenders and/or holders of Notes, we will likely be required to seek protection under Chapter 11 of the U. S. Bankruptcy Code in order to successfully complete a restructuring of our outstanding indebtedness.
Cash Flows and Credit Facility
Our primary sources of liquidity and capital resources have been cash flow from operations. As of June 30, 2009 and December 31, 2008, cash and cash equivalents were $17.9 million and $11.5 million, respectively. Additionally, the Foothill Facility is substantially fully drawn as only approximately $0.2 million was remaining under the Foothill Facility, subject to further advances by Wells Fargo Foothill, at June 30, 2009.
Operating Activities
Cash provided by operating activities for the six months ended June 30, 2009 was $7.4 million compared to $3.5 million for the six months ended June 30, 2008. The $3.9 million increase was primarily due to a $0.5 million decrease in operating income (excluding depreciation and amortization expense, restructuring and other non-cash charges), an increase of $1.5 million in restructuring expenses and the effect of the non payment of $5.625 million semi-annual interest due to the holders of our Senior Notes.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2009 was $0.5 million compared to $0.4 million for the six months ended June 30, 2008. The majority of cash used for the period ended June 30, 2009 and 2008 was related to small-scale capital expenditures.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2009 was $0.4 million compared to $4.5 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, $0.3 million related to payments on gaming equipment financing, $0.8 million related to payments of long term debt and debt in default and $0.1 million related to payments of capital lease obligations. These financing outflows were offset by $0.7 million of borrowings on the Foothill Facility to cover monthly interest expenses. For the six months ended June 30, 2008, $1.3 million related to payments on gaming equipment financing, $8.5 million related to payments of long term debt and debt in default and $0.2 million related to payments of financing costs related to the renewal of the Foothill Facility. These financing outflows were offset by $5.0 million of borrowings on the Foothill Facility and $0.4 million of increases in bank overdrafts.
Other Liquidity Matters
Our liquidity has been adversely impacted by a number of factors, including those summarized under “Financial Highlights of Black Gaming, LLC and Subsidiaries” above.
At June 30, 2009, our debt included approximately $125 million of our Senior Notes, approximately $66 million of our Senior Sub Notes and approximately $14.8 million related to our Foothill Facility. After giving effect to indebtedness under our Senior Notes and Senior Sub Notes and borrowings under our Foothill Facility, our total debt is approximately $205.8 million.

We have stopped making payments to service our debt under the Senior Notes and Senior Sub Notes. As a result, our cash balances have increased during the six months ended June 30, 2009, which would not have been the case had we made debt service payments.
The conditions and events described above raise a substantial doubt about our ability to continue as a going concern.
Critical Accounting Policies for Black Gaming, LLC
A description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies during the six months ended June 30, 2009.
Recently Issued Accounting Standards
In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is effective for periods ending after June 15, 2009. SFAS 165 establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. The Company has evaluated subsequent events through the date of issuance, August 14, 2009.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 revises SFAS No. 140 and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 166 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 167 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative U.S. GAAP to be applied by nongovernmental entities. While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is organized. The adoption of SFAS 168 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the FASB issued FASB Staff Position (“FSP”) FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires the disclosure of the fair value of financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments”, in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157, “Fair Value Measurements” when there is no active market or where the price inputs being used to determine fair value represent distressed sales. It reemphasizes that the objective of fair-value measurement remains an exit price. It also reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 is effective for interim periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 modifies the requirements for recognizing other-than-temporarily-impaired debt securities and significantly changes the existing impairment model for debt securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands required disclosures about other-than-temporary impairment for debt and equity securities. FSP FAS 115-2 is effective for interim periods ending after June 15, 2009. The adoption of FSP FAS 115-2 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends the accounting in SFAS 141(R)-1 for assets and liabilities arising from contingencies in a business combination. The FSP is effective January 1, 2009, and requires pre-acquisition contingencies to be recognized at fair value, if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the FSP requires measurement based on the recognition and measurement criteria of SFAS 5, Accounting for Contingencies. The adoption of FSP FAS 141(R)-1 did not have a material impact on the Company’s financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The following table provides information about our long-term debt at June 30, 2009 (in thousands):

	Maturity	Face	Carrying	Estimated
	Date	Amount	Value	Fair Value

Senior secured credit facility at an average interest rate of 9.42%	June 2011	$15,000	$14,758	$14,758
9% senior secured notes	January 2012	125,000	125,000	12,663
12 3/4 % senior subordinated notes	January 2013	66,000	66,000	1,406

Total		$206,000	$205,758	$28,827

We are also exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace, and do not utilize derivative financial instruments for trading purposes. We currently do not enter into rate swap agreements.
The following table provides information about our financial instruments that are sensitive to changes in interest rates (dollars in thousands):

	Current Portion as of June 30,
	2009	2010	2011		2012	2013	Thereafter	Total

Long-term debt (including current portion):
Fixed-rate	$191,000	$—		$—	$—	$—	$—	$191,000
Average interest rate	10.30%	10.30%		10.30%	12.48%	12.75%	12.75%	10.55%
Variable-rate	$14,758	$—	$		$—	$—	$—	$14,758
Average interest rate	9.42%	—		—	—	—	—	9.42%

The gaming equipment financing are agreements that because of their long-term nature we impute interest expense for accounting purposes. Contractually these agreements carry no interest, therefore we believe that there is no exposure to interest rate risk and therefore have excluded those contracts from the presentation above.
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls
We evaluated the effectiveness of our disclosure controls and procedures as of and for the three months ended June 30, 2009. This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer.
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
Conclusions
Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009, and has concluded that they are effective to timely alert them to material information relating to the Company required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. The following information represents material changes to those risk factors during the six months ended June 30, 2009.
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
On July 15, 2009 the Company failed to make the second $5.625 million semi-annual interest payment then due on the Senior Notes and the $4.208 million semi-annual interest payment then due on the Senior Sub Notes. Pursuant to the subordination provisions of the indenture governing the Company’s Senior Sub Notes, the Company is prohibited from making the semi-annual interest payment on the Senior Sub Notes until the payment default under the Senior Notes has been cured or waived. If the scheduled interest payment on the Senior Sub Notes is not made within 30 days of the scheduled payment date, an event of default will occur under the indenture governing the Senior Sub Notes, and the aggregate principal amount of the Senior Sub Notes, plus the unpaid interest payment and any other amounts due and owing on the Senior Sub Notes could be declared immediately due and payable by the trustee or by holders of 25% or more of the aggregate principal amount of the Senior Sub Notes. The Company will not make the interest payment on the Senior Sub Notes within the 30-day grace period and is effectively in default under the Senior Sub Notes as of the issuance of this report.

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
On May 6, 2009, we received a Notice of Default and Reservation of Rights letter from Wells Fargo Foothill with respect to our Foothill Facility
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
On April 29, 2009, we received notice from The Bank of New York Mellon Trust N.A., formerly known as The Bank of New York Trust N.A., of its resignation, as of April 28, 2009, as trustee under the Indenture dated December 20, 2004 governing our Senior Sub Notes. Pursuant to the notice, Law Debenture Trust Company of New York will be the successor trustee.
Item 6. Exhibits.
10.1
Description of May 27, 2009 oral amendment to the Executive Employment Agreement between Black Gaming, LLC and Anthony Toti, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 2, 2009.

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

BLACK GAMING, LLC

By:	/s/ Sean P. McKay	August 14, 2009
Sean P. McKay
Chief Accounting Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Description of May 27, 2009 oral amendment to the Executive Employment Agreement between Black Gaming, LLC and Anthony Toti, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 2, 2009.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002